Form 10-Q
period 1996-03-31
NORD PACIFIC LIMITED
filed 1996-05-15
CIK 843296

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10 - Q
                                     -----------

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
March 31, 1996
- - --------------
                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182
                       ---------

                                 Nord Pacific Limited
- - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Bermuda                                        Not Applicable
- - ----------------------------                ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization

22 Church St.
Hamilton HM11 Bermuda                                        N/A
- - ----------------------------------------                   --------
(Address of principal executive officers)                 (Zip Code)
Registrant's telephone number, including area code       (809) 292-2363
                                                         --------------

                                    Not Applicable
                    ----------------------------------------------
                   (Former name, former address, and former fiscal
                         year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES  X        NO
                                               -----        ------

The number of shares of Common Stock outstanding as of May 5, 1996 was 47,461,270.

                                 NORD PACIFIC LIMITED

                                        INDEX



                                                               Page
                                                               Number
                                                               ------

PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Financial Statements:

                   Balance Sheets - March 31, 1996
                   and December 31, 1995                         2-3

                   Statements of Operations - Quarters
                   ended March 31, 1996 and 1995                   4

                   Statements of Cash Flows - Quarters
                   ended March 31, 1996 and 1995                   5

                   Notes to Condensed Financial Statements        6-9

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                     10



PART II. OTHER INFORMATION:

         ITEM 1-5. Not Applicable                                11


         ITEM 6.   Exhibits and Reports on Form 8-K              11

PART I.  FINANCIAL INFORMATION
         ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                               CONDENSED BALANCE SHEETS
                                        ASSETS
                            (In Thousands of U.S. Dollars)


                                                             MARCH 31,          DECEMBER 31,
                                                                1996                1995
                                                             ---------          ------------
CURRENT ASSETS:
    Cash and cash equivalents                                $    710            $  3,656
    Accounts receivable:
       Trade                                                    1,363               1,172
       Affiliates                                                  10                  40
       Other                                                       37                  49
                                                             --------            --------

                                                                1,410               1,261

    Inventories:
       Copper                                                     100                  88
       Supplies                                                   194                 183
                                                             --------            --------
                                                                  294                 271
    Forward currency exchange contracts                         1,023               1,022
    Premium on derivative financial instruments                   272                 348
    Prepaid expenses                                             121                  172
                                                             --------            --------

TOTAL CURRENT ASSETS                                            3,830               6,730

RESTRICTED CASH                                                 1,000               1,080

PREMIUM ON DERIVATIVE FINANCIAL INSTRUMENTS                       370                 960

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
   LEACH, net of accumulated amortization
   of $6,341 in 1996 and $5,867 in 1995                         5,991               5,606

PROPERTY, PLANT AND EQUIPMENT -
   at cost less accumulated depreciation                        5,982               5,919

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
    Girilambone, net of accumulated amortization
       of $870 in 1996 and $799 in 1995                         1,307               1,356
    Exploration prospects                                      14,683              12,956

DEBT ISSUANCE COSTS, net of accumulated amortization
   of $469 in 1996 and $430 in 1995                                20                  59
                                                             --------            --------
                                                             $ 33,183            $ 34,666
                                                             --------            --------
                                                             --------            --------


                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                               CONDENSED BALANCE SHEETS
                                   LIABILITIES AND
                                 SHAREHOLDERS' EQUITY
                            (In Thousands of U.S. Dollars)


                                                             MARCH 31,          DECEMBER 31,
                                                                1996                1995
                                                             ---------          ------------
CURRENT LIABILITIES:

    Accounts payable:
       Trade                                                 $  1,250            $  1,613
       Affiliates                                                 102                  32
                                                             --------            --------
                                                                1,352               1,645

    Accrued  expenses                                             817                 822
    Payable on derivative financial instruments                   506                 393
    Current maturities of long-term debt                        3,120               3,930
                                                             --------            --------

    TOTAL CURRENT LIABILITIES                                   5,795               6,790

LONG-TERM LIABILITIES:
    Long-term debt                                              1,125               1,500
    Payable on derivative financial instruments                   505                 883
    Deferred income tax liability                               1,420               1,120
    Obligation under purchase agreement                           782                 744
    Retirement benefits                                           183                 169
                                                             --------            --------
                                                                4,015               4,416

SHAREHOLDERS' EQUITY:
    Common Stock                                                  475                 475
    Additional paid-in capital                                 31,336              31,336
    Deficit                                                   (9,236)             (9,149)
    Foreign currency translation adjustment                       798                 798
                                                             --------            --------

                                                               23,373              23,460
                                                             --------            --------

                                                             $ 33,183            $ 34,666
                                                             --------            --------
                                                             --------            --------


                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                          CONDENSED STATEMENTS OF OPERATIONS
          (In Thousands of U.S. Dollars, except share and per share amounts)


                                                           QUARTER ENDED MARCH 31,
                                                           -----------------------
                                                           1996               1995
                                                           ----               ----
SALES                                                  $  3,210            $  3,048

COSTS AND EXPENSES:
    Cost of sales                                         1,961               1,793
    Abandoned projects                                      101
    General and administrative                              898                 747
                                                       --------            --------


TOTAL COSTS AND EXPENSES                                  2,960               2,540
                                                       --------            --------

OPERATING EARNINGS                                          250                 508

OTHER INCOME (EXPENSE):
    Interest and other income                                65                 142
    Interest and debt issuance costs                       (142)               (192)
    Forward currency exchange contracts gain (loss)         384                (798)
    Copper contracts gain (loss)                           (301)
    Foreign currency transaction gain (loss)                (43)               (350)
                                                       --------            --------

TOTAL OTHER INCOME (EXPENSE)                                (37)             (1,198)
                                                       --------            --------

EARNINGS (LOSS) BEFORE INCOME TAXES                         213                (690)

PROVISION FOR INCOME TAXES                                  300
                                                       --------            --------

NET  (LOSS)                                             $   (87)           $   (690)
                                                       --------            --------
                                                       --------            --------

NET  (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE                             $    -             $   (.01)
                                                       --------            --------
                                                       --------            --------

AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES (In thousands)                     47,461              47,454
                                                       --------            --------
                                                       --------            --------



                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       4

                                 NORD PACIFIC LIMITED
                          CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of U.S. Dollars)


                                                                          QUARTER ENDED MARCH 31,
                                                                          -----------------------

                                                                          1996                1995
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss) adjusted for non-cash items
         except depreciation and amortization                          $    314            $    214
     Depreciation and amortization                                          902               1,008
                                                                       --------            --------

     Net cash provided by operating activities                            1,216               1,222

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (381)               (434)
     Deferred exploration and development costs                          (1,850)               (533)
     Deferred costs associated with ore under leach:                       (859)               (994)
                                                                       --------            --------

     Net cash (used in) investing activities                             (3,090)             (1,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                          (1,185)               (828)
     Restricted cash                                                         80                  24
                                                                       --------            --------

     Net cash (used in) provided by financing activities                 (1,105)               (804)

EFFECT OF EXCHANGE RATE CHANGES ON
     CASH AND CASH EQUIVALENTS                                               33                (338)
                                                                       --------            --------

(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                         (2,946)             (1,881)

CASH AND CASH EQUIVALENTS -
     beginning of period                                                  3,656               7,149
                                                                       --------            --------

CASH AND CASH EQUIVALENTS - end of period                              $    710            $  5,268
                                                                       --------            --------
                                                                       --------            --------





                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                        QUARTERS ENDED MARCH 31, 1996 AND 1995



A.  FINANCIAL STATEMENTS

    The balance sheet at December 31, 1995 contains financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1996 are not necessarily indicative of the results that may be expected for the entire year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements for the period ended March 31, 1996.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year end financial statements as required by SFAS No. 123.

    Certain reclassifications have been made in the 1995 financial statements to conform to the classification used in 1996. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.

B.  TAXATION

    Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016. Although the Company is not subject to income taxes, it has subsidiaries which are subject to income taxes in their respective foreign countries.

    A provision for deferred income taxes of $300,000 has been recorded in the first quarter of 1996 resulting from the profitable operations of the Girilambone copper property in Australia. Operating losses in other countries cannot be used to offset income taxes in Australia.

C.  GIRILAMBONE

    The Company is a 40% joint venturer in the Girilambone Copper Property ("Girilambone") in Australia. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized balance sheet information of 100% of Girilambone:



                                                                    MARCH 31,                DECEMBER 31,
                                                                      1996                       1995
                                                                    ---------                ------------
    Current assets                                                  $  1,415                  $    817
    Deferred costs associated with ore under leach                    14,976                    14,015
    Property, plant and equipment                                     13,637                    13,651
    Deferred exploration and development costs                         7,197                     7,386
                                                                    --------                  --------

    Total assets                                                      37,225                    35,869

    Current liabilities                                                2,260                     2,437
                                                                    --------                  --------

    Partners' equity                                                $ 34,965                  $ 33,432
                                                                    --------                  --------
                                                                    --------                  --------

    Company's share of equity (40%)                                 $ 13,986                  $ 13,373

    Less:  Eliminations                                               (1,572)                   (1,599)
                                                                    --------                  --------

    Net assets recorded by Company                                  $ 12,414                  $ 11,774
                                                                    --------                  --------
                                                                    --------                  --------

    Debt incurred for the development and construction of Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. At March 31, 1996, $4,245,000 remains outstanding from borrowings by the Company for the construction and development of the Girilambone mine.

    Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:


                                                 QUARTER ENDED MARCH 31
                                                 ----------------------

                                                 1996               1995
                                                 ----               ----
                                            (In Thousands of U.S. Dollars)

    Cost of copper sales                    $      4,902        $     4,483
    General and administrative expense      $         63        $        71



D.  LONG-TERM DEBT

    The Company has $4,245,000 outstanding at March 31, 1996, under a financing agreement to fund its share of the development and construction of Girilambone. The interest rate at March 31, 1996 was 7.32% (LIBOR plus 1.85%).

    During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender, and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company.

E.  FINANCIAL INSTRUMENTS

    The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign current exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for trading purposes.

    COPPER  AGREEMENTS

    To mitigate the effect of a decline in the price of all of its expected copper sales through December 31, 1997, the Company has entered into both put and call option agreements for the first quarter of 1996 and both swap and call option agreements for the remainder of 1996 and all of 1997.

    The swap and call agreements are for a total of 23.1 million pounds of copper and settle ratably each month from April 1996 through December 1997. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, and gains and losses under these agreements are deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options do not qualify as hedges and are marked to market with the resulting gain or loss included in operations currently.

    Under this combination swap and call option arrangement, at the settlement date for each copper contract during the second through fourth quarters of 1996, the Company will receive $1.10 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.19 per pound. At the settlement date in 1997 for each copper contract, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

    Sales for the quarter ended March 31, 1995 include $218,000 of losses, that were realized in settlement of the copper hedging contracts. There was no comparable amount recorded in the first quarter of 1996. The net loss for the quarter ended March 31, 1996, includes a loss of $301,000 resulting from marking copper contracts to market. A deferred gain of $369,000 on the swap agreements is included in Payable on Derivative Financial Instruments at March 31, 1996.

    FORWARD CURRENCY EXCHANGE CONTRACTS

    The Company has entered into forward exchange contracts, expiring at various times through July 1996, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations.

    The Company is exposed to copper price fluctuations and currency risks in the event of nonperformance by the counterparties to the various agreements described above but has no off balance sheet risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

F.  AMERICAN DEPOSITARY RECEIPTS ("ADRs")

    The Company has established a program whereby The Bank of New York has issued American Depositary Receipts ("ADRs") in exchange for the ordinary shares of the Company's common stock. The exchange ratio is five ordinary shares for each ADR. The ADRs commenced trading on the NASDAQ National Market System on August 7, 1995. Effective September 25, 1995, the Company's ordinary shares were no longer traded on NASDAQ. The Company's ordinary shares continue to be listed and traded on the Australian Stock Exchange. Holders of ordinary shares and holders of ADRs can freely convert back and forth between both securities upon payment of a fee to The Bank of New York and presentation of appropriate documentation. Per share information converted to equivalent ADRs is as follows:

                               Supplemental Information
                                    (Loss) Per ADR
                              Quarters Ended March 31,

                                          1996           1995
                                       ----------     ----------
         Net loss per ADR              $    (.01)     $    (.07)

         Average equivalent ADRs           9,492          9,491
           (000's) (Assuming full
           conversion of ordinary
           shares to ADRs)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded a net loss of $87, 000 for the three months ended March 31, 1996, compared to a net loss of $690,000 for the same period of 1995. The Company recorded operating earnings of $250,000 for the three months ended March 31, 1996, compared to $508,000 for the same period of 1995. The Company's share of copper sold in the first quarter of 1996 totaled 2,733,000 pounds, compared to 2,430,000 pounds sold in the same period in 1995. Copper production increased during the 1996 period due to completion of the expansion program during 1995 and early 1996. The average selling price of copper was $1.19 per pound during the first quarter of 1996, a decrease of $.06 from the first quarter of 1995. Copper sales for the first quarter of 1995 include $218,000 of losses, that were realized in settlement of copper hedging contracts. Adversely affecting operating earnings in the first quarter of 1996 was the write-off of an abandoned property in Mexico of $101,000, due to disappointing results from exploration. Also contributing to lower operating earnings was a twenty percent increase in general and administrative expense, which includes general exploration expenditures not allocable to specific projects. This twenty percent increase was largely due to the increase in overall exploration activity.

Results of operations during the first quarter of 1996 include a gain from forward currency exchange contracts of $384,000 due to the strengthening of the Australia dollar in relation to the U.S. dollar compared to a loss of $798,000 in the first quarter of 1995. A loss of $301,000 was recorded in the first quarter of 1996 resulting from marking copper contracts to market. There was no corresponding loss recorded in the same period of 1995. Foreign currency transaction losses totaled $43,000 and $350,000, respectively, for the first three months of 1996 and 1995. Interest and other income decreased to $65,000 in the first quarter of 1996 from $142,000 in the first quarter of 1995 due to a decrease in cash available for investment. Interest and debt issuance costs decreased to $142,000 in the first quarter of 1996 from $192,000 in the first quarter of 1995 due to repayment of debt under the Girilambone financing agreement. A provision for income taxes of $300,000 was recorded in the first quarter of 1996 resulting from profitable operations at Girilambone. No provision for income taxes was recorded in the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $1,216,000 was provided during the quarter ended March 31, 1996, by operating activities related to the Company's forty percent interest in the Girilambone copper project ("Girilambone"). During the first quarter of 1996, the Company's share of cash used to fund exploration and development activity totaled $1,850,000, of which $796,000 related to properties near Girilambone and $960,000 related to the Tabar gold project. The Company expended $859,000 for its share of deferred costs associated with ore under leach at Girilambone, and paid $1,185,000 for principal payments under the Girilambone financing agreement. Cash decreased during the quarter by $2,946,000.

The Company is proceeding with exploration activities at the Tabar gold project and the Tritton copper prospect near Girilambone. At the time a project currently in the exploration stage evolves into construction and eventual production, significant additional funding will be required from equity or bank financing.

The Company is currently proceeding with discussions with several financial institutions in order to obtain additional financing for working capital and planned exploration and development of current projects.

PART II. OTHER INFORMATION

    ITEM 1-5. NOT APPLICABLE


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter ended March
               31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NORD PACIFIC LIMITED



May 13, 1995                                By:s/Terence H. Lang
                                            Terence H. Lang,
                                            Treasurer, Principal
                                            Financial Officer and
                                            Authorized Officer