Form 10-Q
period 1996-06-30
NORD PACIFIC LIMITED
filed 1996-08-14
CIK 843296

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10 - Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
JUNE 30, 1996
                                       OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182
                       ---------

                               Nord Pacific Limited
- ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

        Bermuda                                 Not Applicable
- -------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

22 Church St.
Hamilton HM11 Bermuda                                          N/A
- ---------------------                                       ----------
(Address of principal executive officers)                   (Zip Code)
Registrant's telephone number, including area code        (441) 292-2363

                                Not Applicable
- ------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

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

The number of shares of Common Stock outstanding as of August 9, 1996 was 47,492,270.

                           NORD PACIFIC LIMITED

                                  INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Condensed Consolidated Financial Statements:

                  Balance Sheets - June 30, 1996
                  and December 31, 1995                            2-3

                  Statements of Operations - Quarters
                  ended June 30, 1996 and 1995 and
                  Two Quarters ended June 30, 1996
                  and 1995                                           4

                  Statements of Cash Flows - Two
                  Quarters ended June 30, 1996 and
                  1995                                               5

                  Notes to Condensed Consolidated Financial
                  Statements                                      6-10

                  Independent Accountants' Report                   11

         ITEM 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                     12-13


PART II. OTHER INFORMATION:

         ITEM 1-3. Not Applicable                                   14

         ITEM 4.   Submission of Matters to a Vote of Security
                    Holders                                         14

         ITEM 5.   Not Applicable                                   14

         ITEM 6.   Exhibits and Reports on Form 8-K                 14

PART I.  FINANCIAL INFORMATION
         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NORD PACIFIC LIMITED
                               BALANCE SHEETS
                                   ASSETS
                       (In Thousands of U.S. Dollars)

                                               JUNE 30,       DECEMBER 31,
                                                1996               1995
                                               -------        ------------
CURRENT ASSETS:
         Cash and cash equivalents             $   168         $ 3,656
         Accounts receivable:
            Trade                                1,144           1,172
            Affiliates                              24              40
            Other                                   20              49
                                               -------         -------
                                                 1,188           1,261

         Inventories:
            Copper                                 123              88
            Supplies                               180             183
                                               -------         -------
                                                   303             271
         Forward currency exchange contracts       596           1,022
         Premium on copper contracts             2,622             348
         Prepaid expenses                           65             172
                                               -------         -------

TOTAL CURRENT ASSETS                             4,942           6,730

RESTRICTED CASH                                  1,000           1,080

PREMIUM ON COPPER CONTRACTS                      1,081             960

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
   LEACH, net of accumulated amortization
   of $6,924 in 1996 and $5,867 in 1995          6,091           5,606

PROPERTY, PLANT AND EQUIPMENT -
   at cost less accumulated depreciation         5,762           5,919

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
         Girilambone, net of accumulated
           amortization of $958 in 1996
           and $799 in 1995                      1,294           1,356
         Other projects                         17,874          12,956

OTHER                                                0              59
                                               -------         -------
                                               $38,044         $34,666
                                               -------         -------
                                               -------         -------

        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NORD PACIFIC LIMITED
                             BALANCE SHEETS
                             LIABILITIES AND
                          SHAREHOLDERS' EQUITY
                     (In Thousands of U.S. Dollars)

                                             JUNE 30,    DECEMBER 31,
                                               1996         1995
                                             --------    ------------
CURRENT LIABILITIES:

    Accounts payable:
        Trade                                $ 2,431       $ 1,613
        Affiliates                               189            32
                                             -------       -------
                                               2,620         1,645

    Accrued  expenses                            686           822
    Deferred gain on copper contracts          2,678           393
    Current maturities of long-term debt       3,495         3,930
                                             -------       -------

    TOTAL CURRENT LIABILITIES                  9,479         6,790

LONG-TERM LIABILITIES:
    Long-term debt                               750         1,500
    Deferred gain on copper contracts          1,357           883
    Deferred income tax liability              1,955         1,120
    Obligation under purchase agreement          788           744
    Retirement benefits                          175           169
                                             -------       -------
                                               5,025         4,416

SHAREHOLDERS' EQUITY:
    Common Stock                                 475           475
    Additional paid-in capital                31,361        31,336
    Deficit                                   (9,094)       (9,149)
    Foreign currency translation adjustment      798           798
                                             -------       -------

                                              23,540        23,460
                                             -------       -------

                                             $38,044       $34,666
                                             -------       -------
                                             -------       -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
       (In Thousands of U.S. Dollars, except share and per share amounts)

                                           QUARTER ENDED           TWO QUARTERS ENDED
                                              JUNE 30,                   JUNE 30,
                                     ------------------------  ------------------------
                                              (Unaudited-not          (Unaudited-not
                                                covered by              covered by
                                               accountants'             accountants'
                                                  report)                 report)

                                        1996        1995         1996      1995
                                       -------    -------      -------  ----------
SALES                                  $ 3,869    $ 4,528      $ 7,079    $ 7,576

COSTS AND EXPENSES:
  Cost of sales                          2,293      2,352        4,254      4,145
  Abandoned projects                        12          0          113          0
  General and administrative               870        717        1,768      1,464
                                       -------    -------      -------    -------

TOTAL COSTS AND EXPENSES                 3,175      3,069        6,135      5,609
                                       -------    -------      -------    -------

OPERATING EARNINGS                         694      1,459          944      1,967

OTHER INCOME (EXPENSE):
  Interest and other income                 31        135           96        277
  Interest and debt issuance costs        (100)      (178)        (242)      (370)
  Forward currency exchange contracts
   gain (loss)                              (5)       (90)         379       (888)
  Copper contracts gain (loss)              36          0         (265)         0
  Foreign currency transaction gain
   (loss)                                   21       (136)         (22)      (486)
                                       -------    -------      -------    -------

TOTAL OTHER INCOME (EXPENSE)               (17)      (269)         (54)     (1,467)
                                       -------    -------      -------    -------

EARNINGS BEFORE INCOME TAXES               677      1,190          890         500

PROVISION FOR INCOME TAXES                 535         94          835          94
                                       -------    -------      -------    -------


NET EARNINGS                           $   142    $ 1,096      $    55    $   406
                                       -------    -------      -------    -------
                                       -------    -------      -------    -------

NET EARNINGS PER COMMON
  AND COMMON EQUIVALENT SHARE          $   -      $   .02      $  -       $   .01
                                       -------    -------      -------    -------
                                       -------    -------      -------    -------


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES (In thousands)      51,227     47,751       49,880     47,748
                                       -------    -------      -------    -------
                                       -------    -------      -------    -------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                           STATEMENTS OF CASH FLOWS
                        (In Thousands of U.S. Dollars)

                                                        TWO QUARTERS ENDED JUNE 30,
                                                       ------------------------------
                                                                       (Unaudited-not
                                                                         covered by
                                                                        accountants'
                                                                          report)

                                                           1996            1995
                                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings adjusted for non-cash items
    except depreciation and amortization                $  2,747        $  1,477
  Depreciation and amortization                            1,980           2,202
                                                        --------        --------

  Net cash provided by operating activities                4,727           3,679

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (548)           (614)
  Deferred exploration and development costs              (5,128)         (1,576)
  Deferred costs associated with ore under leach          (1,542)         (1,790)
                                                        --------        --------

  Net cash (used in) investing activities                 (7,218)         (3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                              (1,185)         (2,547)
  Dividend paid                                                             (468)
  Stock option activity                                       25
  Restricted cash                                             80              24
                                                        --------        --------

  Net cash (used in) financing activities                 (1,080)         (2,991)

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                   83            (507)
                                                        --------        --------

(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (3,488)         (3,799)

CASH AND CASH EQUIVALENTS -
  beginning of period                                      3,656           7,149
                                                        --------        --------

CASH AND CASH EQUIVALENTS - end of period               $    168        $  3,350
                                                        --------        --------
                                                        --------        --------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NORD PACIFIC LIMITED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTERS ENDED JUNE 30, 1996 AND 1995



A.   FINANCIAL STATEMENTS

     The balance sheet at December 31, 1995 contains financial information taken from the audited consolidated financial statements. The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first two quarters of 1996 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements for the period ended June 30, 1996.

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

     A provision for deferred income taxes of $835,000 has been recorded in the first two quarters of 1996 resulting from the profitable operations of the Girilambone Copper Property in Australia. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

C.   GIRILAMBONE

     The Company is a 40% joint venturer in the Girilambone Copper Property ("Girilambone") in Australia. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized balance sheet information of 100% of Girilambone:

                                                         JUNE 30,  DECEMBER 31,
                                                            1996        1995
                                                          -------  -----------
     Current assets                                       $ 3,149     $   817
     Deferred costs associated with ore under leach, net   15,228      14,015
     Property, plant and equipment, net                    13,096      13,651
     Deferred exploration and development costs, net        7,082       7,386
                                                          -------     -------

     Total assets                                          38,555      35,869

     Current liabilities                                    4,784       2,437
                                                          -------     -------

     Partners' equity                                     $33,771     $33,432
                                                          -------     -------
                                                          -------     -------

     Company's share of equity (40%)                      $13,508     $13,373

     Less:  Eliminations                                   (1,539)     (1,599)
                                                          -------     -------

     Net assets recorded by Company                       $11,969     $11,774
                                                          -------     -------
                                                          -------     -------


     Debt incurred for the development and construction of Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. At June 30, 1996, $4,245,000 remains outstanding from borrowings by the Company for the construction and development of the Girilambone mine and additional exploration.

     Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:

                                         QUARTER ENDED       TWO QUARTERS ENDED
                                           JUNE 30,               JUNE 30,
                                         --------------      ------------------
                                           1996     1995       1996      1995
                                          -------  -------   --------  -------
                                              (In Thousands of U.S. Dollars)

     Cost of copper sales                 $ 5,733  $ 5,881   $ 10,635  $ 10,364
     General and administrative expense   $    65  $    63   $    128  $    134


D.   LONG-TERM DEBT

     The Company has $4,245,000 outstanding at June 30, 1996, under a financing agreement to fund its share of the development and construction of Girilambone and additional exploration. The interest rate at June 30, 1996 was 7.44% (LIBOR plus 1.85%). The lender has agreed to defer the June 30, 1996 principal payment of $1,185,000 until September 30, 1996. The Company is also proceeding with discussions with the lender to provide additional financing for working capital, including payment of current maturities of long-term debt, and to fund further exploration activity.

     During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender, and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company.

     During August 1996, the Company received a $1,575,000 (A$2,000,000) overdraft facility offer from an Australian lender. The facility, which is denominated in Australian dollars, is to be repaid by January 31, 1997. Interest is payable monthly in arrears at the lender's benchmark rate for commercial accounts plus 1%, currently 12.25% per annum. Final documentation relating to this overdraft facility is in process and is expected to be completed in August.

E.   FINANCIAL INSTRUMENTS

     The Company utilizes certain financial instruments, primarily copper hedging contracts, which are utilized to reduce the risk associated with the volatility of commodity prices. The Company does not hold or issue financial instruments for trading purposes.

     COPPER CONTRACTS

     The Company has entered into combination swap (the "floor price contracts") and call option contracts to establish a minimum price in connection with the sale of its share of copper produced from Girilambone through December 1997. The contracts will enable the Company to realize
     (1) a minimum copper price of $1.10 per pound in 1996 and $1.02 per pound in 1997 (utilizing floor price contracts) plus (2) the excess, if any, of the market price of copper (as determined by the London Metals Exchange) over $1.19 per pound in 1996 and $1.11 per pound in 1997 (utilizing option contracts).

     The contracts are for a total of 19.8 million pounds of copper and settle ratably each month through December 1997. Under floor price contracts, for an amount of copper equal to the Company's share of expected monthly sales from Girilambone, gains or losses are deferred and recognized in sales as each contract settles. Sales for the two quarters ended June 30, 1996 and June 30, 1995 include $50,000 and $449,000 of losses, respectively, realized in settlement of the floor price contracts. At June 30, 1996, the balance sheet includes a premium on copper contracts of $3,703,000 which represents the amount which the Company would receive under the floor price contracts and call option contracts if they were all settled at that date. Also included on the balance sheet in deferred gain on copper contracts is $4,035,000 which represents the excess of current market value at June 30, 1996, over the original market value for each of the contracts.

     To the extent that the number of pounds of copper contained in each floor price contract presently exceeds the Company's share of expected copper sales from Girilambone, gains and losses on this portion of the floor price contracts are included in operations each period. Gains or losses under the call option contracts are included in operations based on the fair market value of each contract.

     The Company is exposed to copper price fluctuations in the event of nonperformance by the counterparties to the various agreements described above but has no off- balance sheet risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

     FORWARD CURRENCY EXCHANGE CONTRACTS

     The Company entered into forward currency exchange contracts, which expired in July 1996, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations.

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

                                Supplemental Information Earnings Per ADR

                                      Quarter Ended      Two Quarters Ended
                                         June 30,             June 30,
                                     ----------------    ------------------
                                     1996      1995        1996      1995
                                     -------  -------    -------  -------
        Net earnings per ADR         $   .01  $   .11    $   .01  $   .04

        Average equivalent ADRs       10,245    9,550      9,976    9,550
         (000's) (Assuming full
         conversion of ordinary
         shares to ADRs)

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Nord Pacific Limited

         We have reviewed the accompanying condensed consolidated balance sheet of Nord Pacific Limited and subsidiaries as of June 30, 1996, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996, and the related condensed consolidated statement of cash flows for the six-month period ended June 30, 1996. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Nord Pacific Limited and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE

Chartered Accounts

Hamilton, Bermuda

August 12, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded net earnings for the six months ended June 30, 1996 of $55,000, compared to net earnings of $406,000 for the same period of 1995. The Company recorded operating earnings of $944,000 for the six months ended June 30, 1996, compared to $1,967,000 for the same period of 1995. The Company's share of copper sold in the first two quarters of 1996 totaled 6,120,000 pounds, compared to 6,028,000 pounds sold in the same period in 1995. Copper production increased during the 1996 period due to completion of production expansion programs during 1995 and early 1996. Adversely affecting earnings was the decline in the average selling price of copper to $1.16 per pound during the first two quarters of 1996, a decrease of $.10 per pound from the first two quarters of 1995. Copper sales for the first two quarters of 1996 and 1995 include $50,000 and $449,000, respectively, of losses that were realized in settlement of copper hedging contracts. Adversely affecting operating earnings in the first quarter of 1996 was the write-off of an abandoned property of $113,000. Also contributing to lower operating earnings was a 21% increase in general and administrative expense, which includes general exploration expenditures not allocable to specific projects. This 21% increase was largely due to the increase in overall exploration activity and increased administrative costs associated therewith.

Results of operations during the first two quarters of 1996 include a gain from forward currency exchange contracts of $379,000 due to the strengthening of the Australian dollar in relation to the U.S. dollar compared to a loss of $888,000 in the first two quarters of 1995. A loss of $265,000 was recorded in the first two quarters of 1996 resulting from marking copper contracts to
market.   Foreign currency transaction losses totaled $22,000 and $486,000, respectively, for the first six months of 1996 and 1995. Interest and other income decreased to $96,000 in the first two quarters of 1996 from $277,000 in the first two quarters of 1995 due to a decrease in cash available for investment. Interest and debt issuance costs decreased to $242,000 in the first two quarters of 1996 from $370,000 in the first two quarters of 1995 due to repayment of debt under the Girilambone financing agreement. A provision for income taxes of $835,000 was recorded in the first two quarters of 1996 resulting from profitable operations at Girilambone. A provision for income taxes of $94,000 was recorded in the same period of 1995 when the Company benefitted from the use of net operating loss carryforwards which had previously been subject to a valuation allowance.

The Company recorded net earnings of $142,000 during the second quarter of 1996 compared to net earnings of $1,096,000 for the same period in 1995. Operating earnings during the second quarter of 1996 totalled $694,000 compared to $1,459,000 during the 1995 second quarter. The Company achieved record production during the second quarter of 1996, producing 3,432,000 pounds of copper. The primary reason for the decline in operating earnings during the second quarter of 1996 was the significant decline in copper selling price. The average copper price decreased to $1.14 per pound during the 1996 quarter compared to $1.26 in the same period in 1995. Copper sold in the second quarter of 1996 totalled 3,387,000 pounds compared to 3,598,000 pounds in the second quarter of 1995, a decrease of 6%. Copper sales during the second quarter of 1996 and 1995 included losses of $50,000 and $231,000, respectively, from settlement of copper hedging contracts. Results of operations during the second quarter of 1996 include a provision for income taxes of $535,000 compared to $94,000 during the second quarter of 1995. A gain of $36,000 resulted from marking to market the copper contracts in the second quarter of 1996. The loss on foreign currency exchange contracts was $5,000 during the second quarter of 1996 compared to $90,000 during the second quarter of 1995. Interest income decreased in the 1996 second quarter compared to 1995 due to a smaller cash balance available for investment. Interest and debt issuance cost decreased due to the reduction in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $4,727,000 was provided during the two quarters ended June 30, 1996, by the Companys operating activities. During the first two quarters of 1996, the Company expended cash to fund exploration and development activity totalling $5,128,000, of which $2,244,000 related to properties near Girilambone and $2,600,000 related to the Tabar gold project with the remaining $284,000 expended for other projects. The Company expended $1,542,000 for its share of deferred costs associated with ore under leach at Girilambone, and paid $1,185,000 for principal payments under the Girilambone financing agreement. Cash decreased during the period by $3,488,000.

The Company is proceeding with exploration activities at the Tabar gold project and the Tritton copper prospect near Girilambone. A detailed feasibility study is nearing completion and application has been made for a
mining lease over the Simberi oxide reserves at the Tabar gold project.   At
the time a project currently in the exploration stage evolves into construction and eventual production, significant additional funding will be required from equity or bank financing.

In August 1996, the Company received a $1,575,000 (A$2,000,000) overdraft facility offer from an Australian lender. The facility, which is denominated in Australian dollars, is to be repaid by January 31, 1997. Interest is payable monthly in arrears at the lender's benchmark rate for commercial
accounts plus 1%, currently 12.25% per annum.   Final documentation relating
to this overdraft facility is in process and is expected to be completed in August. The Company is currently proceeding with discussions with its primary lender in order to obtain additional financing for working capital and planned exploration and development of current projects. In addition, the Company is examining the potential of funding from other sources.

PART II.    OTHER INFORMATION

    ITEM 1-3.  NOT APPLICABLE

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


               The Annual General Meeting of the stockholders was held on June 4, 1996. The following matters were acted upon and passed at the meeting:

               1.  Election of eight Directors.

               2. Approval of Granting of Non-Plan Stock Options to Directors of the Corporation.

               3. Appointment of Deloitte & Touche LLP as independent auditors for 1996.

               VOTE TABULATION
                                                                  BROKER
               1.  Directors      FOR         AGAINST   ABSTAIN  NON-VOTE
                                  ---         -------   -------  --------
               Edgar F. Cruft     28,313,935     37,000    --       --
               W. Pierce Carson   28,221,220     40,960    --       --
               Terence H. Lang    28,222,280     37,000    --       --
               Leonard L. Lichter 28,220,720     40,960    --       --
               John C. R. Collis  28,335,060     37,000    --       --
               Michel J. Drew     28,222,680     37,000    --       --
               Lucile Lansing     28,213,920     40,960    --       --
               John B. Roberts    28,186,720     40,960    --       --

               2.  Option Grants  26,393,322  1,103,118    --       --


               3.  Auditors       28,328,650    116,585    --       --


    ITEM 5. NOT APPLICABLE

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

            EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NORD PACIFIC LIMITED



August 12, 1996                              By:s/Terence H. Lang
                                             Terence H. Lang,
                                             Treasurer, Principal
                                             Financial Officer and
                                             Authorized Officer