Form 10-Q
period 1996-09-30
NORD PACIFIC LIMITED
filed 1996-11-14
CIK 843296

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
September 30, 1996
                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182

                             Nord Pacific Limited
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Bermuda                                                Not Applicable
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

22 Church St.
Hamilton HM11 Bermuda                                          N/A
-----------------------------------------                  ----------
(Address of principal executive officers)                  (Zip Code)
Registrant's telephone number, including area code       (441) 292-2363
                                                         --------------
                                Not Applicable
------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES _X_     NO ____

The number of shares of Common Stock outstanding as of November 8, 1996 was 47,578,270.

                              NORD PACIFIC LIMITED

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets - September 30, 1996
                    and December 31, 1995                              2-3

                    Statements of Operations - Quarters
                    ended September 30, 1996 and 1995 and                4
                    Three Quarters ended September 30, 1996
                    and 1995

                    Statements of Cash Flows - Three                     5
                    Quarters ended September 30, 1996 and
                    1995

                    Notes to Condensed Consolidated Financial         6-10
                    Statements


          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                       11-13


PART II.  OTHER INFORMATION:

          ITEM 1-5. Not Applicable                                      14

          ITEM 6.   Exhibits and Reports on Form 8-K                    14

PART I.   FINANCIAL INFORMATION
          ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                     ASSETS
                         (In Thousands of U.S. Dollars)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996            1995
                                                    -------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                        $   159         $ 3,656
     Accounts receivable:
        Trade                                           1,616           1,172
        Affiliates                                        121              40
        Other                                              29              49
                                                      -------         -------
                                                        1,766           1,261

     Inventories:
        Copper                                            203              88
        Supplies                                          171             183
                                                      -------         -------
                                                          374             271
     Forward currency exchange contracts                   -            1,022
     Premium on copper contracts                        2,327             348
     Prepaid expenses                                     103             172
                                                      -------         -------
TOTAL CURRENT ASSETS                                    4,729           6,730

RESTRICTED CASH                                            -            1,080

PREMIUM ON COPPER CONTRACTS                               559             960

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
   LEACH, net of accumulated amortization
   of $7,854 in 1996 and $5,867 in 1995                 7,636           5,606

PROPERTY, PLANT AND EQUIPMENT -
   at cost less accumulated depreciation                5,612           5,919

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
     Girilambone, net of accumulated amortization
        of $1,110 in 1996 and $799 in 1995              1,278           1,356
     Other projects                                    18,733          12,956

OTHER                                                     138              59
                                                      -------         -------
                                                      $38,685         $34,666
                                                      -------         -------
                                                      -------         -------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                         (In Thousands of U.S. Dollars)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996            1995
                                                -------------   ------------
CURRENT LIABILITIES:

     Accounts payable:
        Trade                                     $ 2,138         $ 1,613
        Affiliates                                    390              32
                                                -------------   ------------
                                                    2,528           1,645

     Loan payable                                     261              -
     Accrued  expenses                                913             822
     Deferred gain on copper contracts              2,691             393
     Current maturities of long-term debt           3,870           3,930
                                                -------------   ------------
     TOTAL CURRENT LIABILITIES                     10,263           6,790

LONG-TERM LIABILITIES:
     Long-term debt                                   375           1,500
     Deferred gain on copper contracts                640             883
     Deferred income tax liability                  2,440           1,120
     Obligation under purchase agreement              791             744
     Retirement benefits                              189             169
                                                -------------   ------------
                                                    4,435           4,416

SHAREHOLDERS' EQUITY:
     Common Stock                                     476             475
     Additional paid-in capital                    31,522          31,336
     Deficit                                       (8,809)         (9,149)
     Foreign currency translation adjustment          798             798
                                                -------------   ------------
                                                   23,987          23,460
                                                -------------   ------------
                                                  $38,685         $34,666
                                                -------------   ------------
                                                -------------   ------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
       (In Thousands of U.S. Dollars, except share and per share amounts)

                                                         QUARTER ENDED       THREE QUARTERS ENDED
                                                         SEPTEMBER  30,           SEPTEMBER 30,
                                                         --------------      --------------------
                                                         1996      1995        1996        1995
                                                         ----      ----        ----        ----
SALES                                                   $ 4,362   $ 3,335     $11,441     $10,911

COSTS AND EXPENSES:
    Cost of sales                                         2,491     1,779       6,745       5,924
    Abandoned projects                                                            113
    General and administrative                              904       713       2,672       2,177
                                                        -------   -------     -------     -------
TOTAL COSTS AND EXPENSES                                  3,395     2,492       9,530       8,101
                                                        -------   -------     -------     -------
OPERATING EARNINGS                                          967       843       1,911       2,810

OTHER INCOME (EXPENSE):
    Interest and other income                                20        95         116         372
    Interest and debt issuance costs                        (83)     (130)       (325)       (500)
    Forward currency exchange contracts gain (loss)          24       685         403        (203)
    Copper contracts gain (loss)                           (113)                 (378)
    Foreign currency transaction gain (loss)                (46)      161         (68)       (325)
                                                        -------   -------     -------     -------
TOTAL OTHER INCOME (EXPENSE)                               (198)      811        (252)       (656)
                                                        -------   -------     -------     -------
EARNINGS BEFORE INCOME TAXES                                769     1,654       1,659       2,154

PROVISION FOR INCOME TAXES                                  485       659       1,320         753
                                                        -------   -------     -------     -------
NET EARNINGS                                            $   284   $   995     $   339     $ 1,401
                                                        -------   -------     -------     -------
                                                        -------   -------     -------     -------
NET EARNINGS PER COMMON
   AND COMMON EQUIVALENT SHARE                          $   .01   $   .02     $   .01     $   .03
                                                        -------   -------     -------     -------
                                                        -------   -------     -------     -------
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES (In thousands)                     50,703    47,861      50,170      47,791
                                                        -------   -------     -------     -------
                                                        -------   -------     -------     -------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF CASH FLOWS
                         (In Thousands of U.S. Dollars)

                                                    THREE QUARTERS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings adjusted for non-cash items
         except depreciation and amortization              $ 4,059     $ 3,295
     Depreciation and amortization                           3,378       3,104
                                                           -------     -------
     Net cash provided by operating activities               7,437       6,399

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (714)       (740)
     Deferred exploration and development costs             (6,263)     (2,597)
     Deferred costs associated with ore under leach         (4,016)     (2,873)
                                                           -------     -------
     Net cash (used in) investing activities               (10,993)     (6,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                             (1,185)     (3,893)
     Dividend paid                                                        (468)
     Stock option activity                                      87
     Restricted cash                                         1,080          24
                                                           -------     -------
     Net cash (used in) financing activities                   (18)     (4,337)

EFFECT OF EXCHANGE RATE CHANGES ON
     CASH AND CASH EQUIVALENTS                                  77        (288)
                                                           -------     -------
(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                            (3,497)     (4,436)

CASH AND CASH EQUIVALENTS -
     beginning of period                                     3,656       7,149
                                                           -------     -------
CASH AND CASH EQUIVALENTS - end of period                  $   159     $ 2,713
                                                           -------     -------
                                                           -------     -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995


A.   FINANCIAL STATEMENTS

     The balance sheet at December 31, 1995 contains financial information taken from the audited consolidated financial statements. The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first three quarters of 1996 are not necessarily indicative of the results that may be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the financial statements for the period ended September 30, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year end financial statements as required by SFAS No. 123. The Company did record expense related to valuation of options issued to non-employees during 1996.

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

     A provision for deferred income taxes of $1,320,000 has been recorded in the first three quarters of 1996 resulting from the profitable operations of the Girilambone Copper Property in Australia. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.


C.   GIRILAMBONE

     The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property ("Girilambone") in Australia. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized balance sheet information of 100% of Girilambone:


                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              1996           1995
                                                          -------------  ------------
     Current assets                                          $ 2,762       $   817
     Deferred costs associated with ore under leach, net      18,185        14,015
     Property, plant and equipment, net                       12,944        13,651
     Deferred exploration and development costs, net          17,110         7,386
                                                             -------       -------
     Total assets                                             51,001        35,869

     Current liabilities                                       6,080         2,437
                                                             -------       -------
     Partners' equity                                        $44,921       $33,432
                                                             -------       -------
                                                             -------       -------
     Company's share of equity                               $19,155       $13,373

     Less:  Eliminations                                      (1,693)       (1,599)
                                                             -------       -------
     Net assets recorded by Company                          $17,462       $11,774
                                                             -------       -------
                                                             -------       -------

     Debt incurred for the development and construction of Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. At September 30, 1996, $4,245,000 remains outstanding from borrowings by the Company for the construction and development of the Girilambone mine and additional exploration.

     Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:

                                             QUARTER ENDED    THREE QUARTERS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                             -------------    --------------------
                                             1996     1995      1996       1995
                                             ----     ----      ----       ----
                                                (In Thousands of U.S. Dollars)
     Cost of copper sales                   $5,972   $4,446    $16,607    $14,810
     General and administrative expense     $  279   $   57    $   407    $   191

D.   INDEBTEDNESS

     The Company has $4,245,000 outstanding at September 30, 1996, under a financing agreement to fund its share of the development and construction of Girilambone and additional exploration. The interest rate at September 30, 1996 was 7.5% (LIBOR plus 1.85%). The lender has agreed to defer the June 30, 1996 and September 30, 1996 principal payments of $2,370,000 until December 31, 1996. In November 1996, the Company received a letter of offer from the lender to restructure the financing agreement and to provide additional financing for working capital, including payment of current maturities of long-term debt, and for further exploration activity. Under the terms of the offer, the restructured agreement would provide additional financing of $2,555,000, which, if borrowed, would bring the total debt to $6,800,000. Principal repayments would be made quarterly at the greater of $425,000 or 70% of available cash flow (as defined by the lender), with interest at LIBOR plus 1-1/2%. The restructured agreement also will contain certain debt coverage ratio requirements. Finalization of the restructuring is contingent upon completion of certain agreements and documentation as required by the lender. While a letter of offer has been received and accepted by the Company, there can be no assurances that a final loan document will be completed.

     Under the financing agreement, the Company is required to maintain a reserve account with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender, and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. The lender has waived the reserve account requirement pending completion of the restructured financing.

     An Australian lender has provided a $1,583,000 (A$2,000,000) loan facility to the Company, denominated in Australian dollars, which is to be repaid by January 31, 1997 or sooner, upon drawdown of any funds from the above restructed financing agreement. Interest is payable monthly in arrears at the lender's benchmark rate for commercial accounts plus 1%, currently 11.75% per annum.


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

     The contracts are for a total of 16.5 million pounds of copper and settle ratably each month through December 1997. Under floor price contracts, for an amount of copper equal to the Company's share of expected monthly sales from Girilambone, gains or losses are deferred and recognized in sales as each contract settles. Sales for the three quarters ended September 30, 1996 and September 30, 1995 include $635,000 in gains and $762,000 of losses, respectively, realized in settlement of the floor price contracts. At September 30, 1996, the balance sheet includes a premium on copper contracts of $2,886,000 which represents the amount which the Company would receive under the floor price contracts and call option contracts if they were all settled at that date. Also included on the balance sheet in deferred gain on copper contracts is $3,331,000 which represents the excess of current market value at September 30, 1996, over the original market value for each of the contracts.
     To the extent that the number of pounds of copper contained in each floor price contract presently exceeds the Company's share of expected copper sales from Girilambone, gains and losses on this portion of the floor price contracts are included in operations each period. Gains or losses under the call option contracts are included in operations based on the fair market value of each contract.

     The Company is exposed to copper price fluctuations in the event of nonperformance by the counterparties to the various agreements described above but has no off-balance sheet risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

     FORWARD CURRENCY EXCHANGE CONTRACTS

     The Company entered into forward currency exchange contracts, which expired in July 1996, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations.

F.   NORD RESOURCES CORPORATION

     In October 1996, Nord Resources Corporation ("Resources") agreed to make available to the Company, at Resources' discretion, up to $1,000,000 in the form of an operating loan and up to an additional $1,000,000 to satisfy the requirements of the Company's debt service reserve account with the Girilambone lender. The loans are payable upon demand and bear interest at the prime rate plus 1%. If any unpaid balance remains outstanding at the close of business on March 31, 1997, Resources has the option to convert any or all of the unpaid principal at that date into shares of common stock of the Company. The conversion price would equal the average of the high and low sales prices of the Company's common stock (or equivalent average price of American Depositary Receipts) as quoted on NASDAQ for a twenty day trading period prior to and including March 31, 1997.


G.   AMERICAN DEPOSITARY RECEIPTS ("ADRS")

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


                                       Supplemental Information Earnings Per ADR

                                        Quarter Ended       Three Quarters Ended
                                         September 30,           September 30,
                                       ----------------     --------------------
                                        1996      1995        1996         1995
                                        ----      ----        ----         ----
          Net earnings per ADR         $   .03   $  .10     $   .03     $   .15

          Average equivalent ADRs       10,141    9,572      10,034       9,558
            (000's) (Assuming full
            conversion of ordinary
            shares to ADRs)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded net earnings for the three quarters ended September 30, 1996 of $339,000 compared to net earnings of $1,401,000 for the same period of 1995. The Company recorded operating earnings of $1,911,000 for the three quarters ended September 30, 1996, compared to $2,810,000 for the same period of 1995. The Company's share of copper sold in the first three quarters of 1996 totaled 10,096,993 pounds compared to 8,652,000 pounds sold in the same period in 1995. Copper production increased during 1996
due to  the  initiation of modifications to the heap leaching process.   The
decline in operating earnings was primarily due to a decrease in the net average selling price of copper received by the Company in 1996 compared to 1995.
During 1996, the Company received $1.07 per pound of copper sold compared to $1.35 per pound received in 1995. The copper hedging programs established by the Company resulted in an increase in revenue of $635,000 in 1996 and a decrease of $762,000 in 1995 revenue. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.13 in 1996 compared to $1.26 realized in 1995. Although the cost of sales per pound of copper declined to $.67 in 1996 compared to $.69 in 1995, cost of sales as a percentage of sales increased to 59.0% in 1996 compared to 54.3% in 1995, due to the lower sales price of copper realized. Adversely affecting operating earnings in the first quarter of 1996 was the write-off of an abandoned property of $113,000. Also contributing to lower operating earnings was a 23% increase in general and administrative expense, largely due to an increase in overall exploration activity and expense associated with stock options issued to non-employees valued in accordance with SFAS No.123.

Results of operations during the first three quarters of 1996 include a gain from forward currency exchange contracts of $403,000 due to the strengthening of the Australian dollar in relation to the U.S. dollar compared to a loss of $203,000 in the first three quarters of 1995. A loss of $378,000 was recorded in the first three quarters of 1996 resulting from marking copper contracts to
market.   Foreign currency transaction losses totalled $68,000 and $325,000, respectively, for the first nine months of 1996 and 1995. Interest and other income decreased in the first three quarters of 1996 compared to the first three quarters of 1995 due to a decrease in cash available for investment. Interest and debt issuance costs decreased in 1996 due to repayment of debt under the Girilambone financing agreement. A provision for income taxes of $1,320,000 was recorded in the first three quarters of 1996 resulting from profitable operations at Girilambone. A provision for income taxes of $753,000 was recorded in the same period of 1995 when the Company benefitted from the use of net operating loss carryforwards which had previously been subject to a valuation allowance.

The Company recorded net earnings of $284,000 during the third quarter of 1996
compared to net earnings of  $995,000 for the same period in 1995.   Operating
earnings during the third quarter of 1996 totaled $967,000 compared to $843,000 during the 1995 third quarter. The increase in operating earnings during the third quarter of 1996 was due to the Company's record production during the period totaling 4,130,000 pounds of copper, an increase of 61% over the same
period of 1995.   Production at Girilambone has been enhanced by initiating some modifications to the heap leaching process. These include techniques on secondary sulphide ores which ensure the availability of oxygen and carbon dioxide for the leaching process. In addition, leach solution application methods and rates have been optimized. These improvements have been responsible for overcoming production constraints experienced during the winter months in the previous two years, and have been responsible for the record production that
has been achieved.   Copper sold in the third quarter of 1996 totaled 3,977,000 pounds compared to 2,624,000 pounds in the third quarter of 1995, an increase of 52%. Adversely affecting operating earnings in the third quarter of 1996 was the decrease in the net average selling price of copper. During the third quarter of 1996, the Company received

$.92 per pound of copper sold compared to $1.39 per pound received in 1995. The copper hedging programs resulted in a increase in revenue of $685,000 in the third quarter of 1996 and a decrease of $313,000 in revenue in the third quarter of 1995. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.10 in the third quarter of 1996 compared to a $1.27 realized in the same period of 1995.
Cost of sales per pound of copper declined to $.63 in the third quarter of 1996 compared at $.68 in the third quarter of 1995. However, due to the low price of copper realized, cost of sales as a percentage of sales increased to 57% in the third quarter of 1996 from 53% in the same quarter of 1995. Results of operations during the third quarter of 1996 include a provision for income taxes of $485,000 compared to $659,000 during the third quarter of 1995. A loss of $113,000 resulted from marking to market the copper contracts in the third quarter of 1996. The gain on foreign currency exchange contracts was $24,000 during the third quarter of 1996 compared to $685,000 during the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $7,437,000 was provided during the three quarters ended September 30,
1996, by the Company's operating activities.   During the first three
quarters of 1996, the Company expended cash to fund exploration and development activity totaling $6,263,000, of which $2,500,000 related to properties near Girilambone and $3,386,000 related to the Tabar gold project with the remaining $377,000 expended for other projects. The Company expended $4,016,000 for its share of deferred costs associated with ore under leach at Girilambone, and paid $1,185,000 for principal payments under the Girilambone financing agreement. Cash decreased during the period by $3,497,000.

The Company is continuing exploration activities at the Tabar gold project and the Tritton copper prospect near Girilambone. A detailed feasibility study is nearing completion and application has been made for a mining lease
over the Simberi oxide reserves at the Tabar gold project.   At the time a
project currently in the exploration stage evolves into construction and eventual production, significant additional funding will be required from equity or bank financing.

An Australian lender has provided a $1,583,000 (A$2,000,000) loan facility to the Company, denominated in Australian dollars, which is to be repaid by January 31, 1997, or sooner, upon drawdown of any funds under the restructured financing agreement with the Girilambone lender. Interest is payable monthly in arrears at the lender's benchmark rate for commercial
accounts plus 1%, currently 11.75% per annum.   In November 1996, the Company
received a letter of offer to restructure the financing agreement with the Girilambone lender and to provide additional financing for working capital, including payment of current maturities of long-term debt, and for further exploration activity. Under the terms of the offer, the restructured agreement would provide additional financing of $2,555,000, which if borrowed, would bring the total debt to $6,800,000. Interest will accrue at LIBOR plus 1 1/2%. Principal repayments would be made quarterly at the greater of $425,000 or 70% of available cash flow (as defined by the lender.)
 The restructured agreement also will contain certain debt coverage ratio requirements. Finalization of the restructuring is contingent upon completion of certain agreements and documentation as required by the lender. While a letter of offer has been received and accepted by the Company, there can be no assurances that a final loan document will be completed. However, the Company has no reason to believe that the
restructured financing agreement will not be finalized.   Should the Company
not finalize the restructured financing agreement, it would not have sufficient cash to meet its projected expenditures through the end of 1996. As a result, the Company would be required to reduce its current level of exploration activity or seek funding from another source.

In addition to the above financing arrangements, the Company is examining the potential of funding from other sources.

In October 1996, Nord Resources Corporation ("Resources") agreed to make available to the Company, at Resources' discretion, up to $1,000,000 to the Company in the form of an operating loan and up to an additional $1,000,000 to satisfy the requirements of the Company's debt service reserve account with the Girilambone lender. The loans are payable upon demand and bear interest at the prime rate plus 1%. If any unpaid balance remains outstanding at the close of business on March 31, 1997, Resources has the option to convert any or all of the unpaid principal at that date into shares of common stock of the Company. The conversion price would equal the average of the high and low sales prices of the Company's common stock (or equivalent average price of American Depositary Receipts) as quoted on NASDAQ for a twenty day trading period prior to and including March 31, 1997.

PART II.  OTHER INFORMATION

     ITEM 1-5. NOT APPLICABLE

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

               EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORD PACIFIC LIMITED


November 13, 1996                       By:s/Terence H. Lang
                                           -----------------
                                        Terence H. Lang,
                                        Treasurer, Principal
                                        Financial Officer and
                                        Authorized Officer