Form 10-K405
period 1996-12-31
NORD PACIFIC LIMITED
filed 1997-03-31
CIK 843296

                                   FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------    --------
    Commission file Number 000-19182
                           ---------

                             NORD PACIFIC LIMITED
            (Exact name of registrant as specified in its charter)

              BERMUDA                                    NOT APPLICABLE
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

22 Church Street,
HAMILTON HM FX, BERMUDA                                  NOT APPLICABLE
(ADDRESS of principal                                    (Zip Code)
executive offices)

Registrant's telephone number, including area code: (441) 292-2363

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.05 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)
                               --

Aggregate market value of voting stock held by non-affiliates based on the average of NASDAQ bid and asked ADR quotations as of March 14, 1997, was $39,500,000.

The number of common shares outstanding as of March 14, 1997 was 9,515,654.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated April 30, 1997.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

    Nord Pacific Limited ("the Company"), is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea ("PNG"), Mexico, Canada and the United
States. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries.

    The Company currently has a 40% interest in the Girilambone Copper Mine which has been in production since
May 1993, a 50% interest in the Girilambone North Copper
Mines which have been in production since July 1996, a 100% interest in the Tabar Islands Gold Project, which is in the pre-development and exploration stages, a 35% interest in the Ramu Nickel-Cobalt Project, which is in the pre-development stage, and various interests in other exploration properties.

    The Company is presently attempting to raise additional equity capital in Canada and Europe and has filed a preliminary prospectus in Canada. In support of this prospectus, an independent technical review of the Company's mining and exploration properties, dated February
24, 1997, has been prepared by Watts, Griffis and McOuat, Consulting Geologists and Engineers, of Toronto, Canada.
Certain of the information contained in this report has been derived from this technical review.

FIGURE #1.  Location of the Company's Mining and
Exploration Interests in Australia and PNG.


                          (MAP)

Girilambone and Girilambone North Copper Mines, New South
Wales, Australia

    The Girilambone project consists of three separate joint ventures with Straits Mining Pty Limited ("Straits
Mining"), formerly Straits Resources Pty Ltd., an
Australian company. The Company has a 40% and a 50% interest in two mining joint ventures and a 50% interest in an exploration joint venture.

    Construction of the Girilambone Copper Mine was completed in May 1993. Total capital costs including working capital were approximately $30 million. All new equipment was used. The mine was originally expected to produce approximately 14,000 metric tonnes ("tonnes" = approximately 2205 pounds to a tonne) or approximately 31 million pounds of high purity copper each year for six years from inception. Subsequently, additional orebodies have been discovered at Girilambone North, and the reserves re-calculated, that provide for a total project life of 10 years.

    In 1994, a Stage 1 plant upgrade was undertaken by the Company, which primarily allowed the processing of additional heap leach solutions to help offset the negative effects of winter temperatures on heap leaching process rates. In 1995, the Company undertook a Stage 2 plant expansion. The expansion increased electrowinning capacity by 15% which allowed the Company to take advantage of seasonally higher grade leach solutions, and the construction of a third leach pad with its associated services. Water supply was also expanded.

    Mining activities by the Girilambone North Mining
Joint Venture commenced at the northern pits in May 1996.
To date, limited production of oxide copper mineralization has been extracted from the North East and Hartmans Pits, and pre-stripping is continuing at Hartmans Pit.

     The mines produce high purity cathode copper from open pits using heap leaching and the solvent extraction electrowinning ("SX-EW") process. The mine is managed by an Australian company owned jointly by the Company and Straits Mining.

    In June 1996, following successful field tests, forced aeration of heaps containing chalcocite sulphide ore was introduced and has resulted in a significant increase in the rate of copper leaching. Largely in consequence of heap aeration, copper production at Girilambone has increased significantly and since mid-1996 the plant has been able to operate at its rated capacity of 17,000 tonnes per annum (37,500,000 pounds) of copper or better. The heap aeration has overcome the negative effects of low winter temperatures on heap leaching operations, resulting in a 55% increase in copper production in the second half of 1996 as compared with the second half of 1995.

    Copper production in 1996, at 16,281 tonnes (35.9
million pounds), was 27.4% greater than in 1995. In 1997 copper production is forecast to exceed 1996 levels. Total copper production through December 31, 1996 was 47,159 tonnes.

     Total proven and probable reserves of ore in all pits not yet mined and placed on pads as of December 31, 1996 were estimated by the joint ventures to be 5,546,000 tonnes of ore grading 0.88% copper containing approximately 48,810 tonnes of copper metal.

     In addition, the heaps are estimated to contain 46,445
tonnes of copper. Stockpiles contain an additional 3,730 tonnes of copper.

     The total copper in ore, heaps and stockpiles at December 31, 1996 is estimated to be 98,985 tonnes (218 million pounds), supporting operations for a further six years.

     In addition to copper ores, material containing low grade gold mineralization has been mined and is being stockpiled separately for possible processing at a later date. The low grade stockpiles contained approximately
9,977 ounces of gold at December 31, 1996.


Girilambone Exploration

     The Company has a 50% interest in exploration licenses covering approximately 3,000 square kilometers (a square kilometer is equal to 0.386 square miles) surrounding the Girilambone and Girilambone North mines and beneath the Girilambone open pit. The Company is the manager of the exploration joint venture.

     Exploration for the prime target of leachable copper deposits has continued throughout the tenements with the objective of the discovery of additional reserves for treatment through the existing SX-EW treatment plant at Girilambone.

     The secondary exploration target is primary copper
(chalcopyrite) mineralization, and the program has been successful in locating two massive sulfide bodies containing chalcopyrite mineralization at the Tritton prospect, about 14 miles southwest of the Girilambone mine.
A new treatment plant would be required to treat the ore if the prospect is developed.

     The copper resource at Tritton has been calculated at
9.75 million tonnes at a grade of 3.01% copper, containing
293,000 tonnes of copper metal, at depths of from 200 metres to 1,000 metres below surface. The mineralization is still open at depth. The identified resource also contains 65,000 ounces of gold and 3.4 million ounces of silver. Feasibility studies on this project will commence in 1997.

The Tabar Islands Gold Project

     The Tabar Islands are located in PNG approximately 80 km (kilometers) northwest of Lihir Island, the site of a major gold deposit controlled by the RTZ Corporation Plc., and approximately 150 km north of Rabaul. The four islands which make up the Tabar Islands are Simberi, Tabar, Tatau and Mapua Islands.

     In the past 14 years, approximately $26 million has been spent by the Company and its former co-venturers on exploration of the islands. A total of 21 prospects have been identified, of which four, all located on Simberi
Island, have been substantially drill tested and are estimated to contain resources of approximately 444,000 ounces of gold at 0.5 gram/tonne cut-off grade in the oxide zone.

     A feasibility study on the development of the oxide resources was completed in 1996. However, the economics of the project are marginal on the currently identified mineable gold reserves of 217,800 ounces and depressed gold price. Accordingly, exploration efforts to prove up additional reserves are being undertaken in 1997. In
December 1996 the Company was granted a General Mining
Lease over these deposits.

     In addition, a major exploration and drilling program is planned in 1997-98, aimed primarily at sulfide gold deposits on Simberi, Tatau and Tabar Islands. Exploration will also be conducted on the near surface oxide mineralization on Simberi Island.


The Ramu Nickel-Cobalt Project

     Ramu is located on mainland PNG, 80 km southwest of the port of Madang. The exploration license is held in joint venture with Highlands Gold Properties Pty Limited
("Highlands"), which holds a 65% interest and is the manager, and the Company, which holds a 35% contributing interest.

     Highlands, as operator of the project, pursued a program of reserve drilling, metallurgical testwork, engineering studies and preparation of a Pre-Feasibility
Study which was completed in mid-1996.

     Based on this study, the Company believes that the Ramu Project could become one of the lowest cost nickel producing properties in the world. Unit total operating costs when full production levels are reached are estimated to be approximately $1.39 per pound of nickel produced.
After cobalt credits, based on a cobalt price of $8.00 per pound, these operating costs could be reduced to $0.67 per pound of nickel. Capital costs for development are estimated to be $763.7 million.

     The Pre-Feasibility Study assumes a mine life of 20 years, although it is expected that once operations commence will be extended. The Study projects annual production of 32,670 tonnes (72 million pounds) of nickel and 2,770 tonnes (6.1 million pounds) of cobalt, which will generate an annual, average, after tax cash flow of $150 million (at a nickel price of $3.50/lb and cobalt price of $8.00/lb) over its assumed 20 year life.

     An independent report by Baring Brothers Burrows & Co
Ltd, commissioned by Highlands in 1996, gave a mid-point valuation of $332 million for the Ramu project.

     Work on a detailed feasibility study is expected to commence in 1997 and it is expected that this program will take approximately 18 months to complete and cost approximately $20 million, 35% of which will be payable by the Company. Development of the project will be dependent on the results of this feasibility study and on the availability of financing.


Other Exploration Interests

     The Company has gold and copper exploration interests in three separate joint ventures with major Australian companies in the Cloncurry region in Queensland and in

Western Australia. The Company also holds exploration properties in Canada and Mexico.


Detailed Description of Properties

     The following is a more detailed summary of the Company's mining and exploration interests. The locations are shown on Figure 1 on page 1. It should be noted that, except for Girilambone Copper Mine, the Girilambone North mines and the Simberi Gold Project, where ore reserves have been delineated, reserves have not been defined on other properties. No assurance can be given that economically exploitable ore bodies exist at any other property until the Company completes additional work, including further drilling and feasibility studies incorporating all relevant technical and economic factors. The ore reserve figures presented in this report are estimates and no assurance can be given that the indicated level of recovery of the identified metals will be realized. Market price fluctuations in the metals, as well as higher production costs or reduced recovery rates, may impair the economic recoverability those ore reserves containing relatively lower grades of mineralization, resulting in a revision of ore reserves.


1.   GIRILAMBONE AND GIRILAMBONE NORTH COPPER MINES, NEW
     SOUTH WALES, AUSTRALIA

     The Girilambone and Girilambone North Copper mines are located approximately 625km (390 miles) northwest of Sydney, New South Wales, Australia. They consist of mining leases, exploration licenses and surface rights owned by the Company and Straits Mining. The mining leases are for a term of 20 years and expire on August 5, 2013. The exploration licenses are generally for terms ranging from two to five years and are renewable, based upon compliance with certain conditions. The properties are accessed by paved highway from the town of Nyngan, NSW. Power is supplied by the New South Wales state power agency on commercial terms.

     The Girilambone area lies toward the northern end of a zone known as the Lachlan Fold Belt, a large region of Paleozoic rocks which can be traced from eastern Victoria to northern New South Wales. A substantial proportion of metal production by those states has been derived from this belt which hosts a number of significant base metal mines.
In the mine area, the dominant rock types include quartzite and chlorite schists. Copper mineralization occurs within a quartzite horizon and in enclosing schists of the Ordovician Girilambone Beds. A leached oxidized ore zone lies over secondarily enriched chalcocite-dominated ore.
This grades into a primary sulfide zone at depth.

     Mineralogy consists of malachite and copper oxide minerals in the oxidized upper part of the orebody, malachite/chalcocite in the middle of the orebody and chalcopyrite in the underlying primary sulfide zone.
Native copper occurs in both the oxide and chalcocite zones.

     The Girilambone copper deposit and associated satellite deposits were mined during the late 1800's and early 1900's by underground methods and produced approximately 80,000 tonnes of ore averaging 2% copper.

     The Company acquired an option to purchase the Girilambone exploration license in 1989 and completed its purchase in 1990. After conducting 46,000 feet of reverse circulation and 8,000 feet of diamond drilling and metallurgical and engineering studies, a feasibility study containing favorable results was completed in 1991. Straits
Engineers Contracting Pty Limited ("Straits"), a Singapore company, acquired interests in both the proposed mine (the mining joint venture) and the surrounding exploration ground (the exploration joint venture) in December 1991 and subsequently assigned its interests to Straits Mining, an Australian affiliate. Straits funded $6.9 million of project development expenditures and made loans and payments to the Company totaling $2.7 million in order to earn its 60% share in the mining joint venture. Straits also funded the initial $345,000 of exploration expenditure to earn its 50% interest in the exploration joint venture.

     The Girilambone Mining Joint Venture, in which the
Company has a 40% interest, is managed by a jointly owned
(40% by the Company and 60% by Straits Mining) management company named Girilambone Copper Company Pty Limited
("Girilambone Copper Company").

     Mining of the Girilambone orebody (Murrawombie pit) commenced in late 1992, and construction of the processing plant for the mine was completed in May 1993, and design production rate was achieved in November 1993. The average production rate envisaged over the six year mine life was approximately 14,000 tonnes (31 million pounds) per year of high-purity copper cathode. Production of copper in 1996 was 16,281 tonnes, with practically all the production being London Metal Exchange ("LME") grade A equivalent, or better (99.999% pure) copper metal. In 1994, a Stage 1 plant upgrade was undertaken for a total cost of $2.2 million (the Company's share being $880,000), which consisted of the installation of additional pumping capacity, a new mixer settler, and additional water pumping capacity. A multimedia strong electrolyte filter was also installed to improve electrowinning operations. In 1995, a Stage 2 plant upgrade was undertaken in the third and fourth quarters for a total cost of $1,100,000 (the Company's share being $440,000) which was funded out of project cash flow. The upgrade involved the installation of 12 additional electrowinning cells, construction and equipping of a third leach pad, further upgrading of the raw water system and some minor upgrading of the solvent extraction plant. The upgrade was substantially completed by the end of 1995. In addition, heap operating techniques were trialed in order to improve copper production. As an example, a rotary agglomerating drum was installed in 1995 to enable the agglomeration of ore with strong acid. Most significantly, aeration of the heaps was trialed in early 1996 which resulted in dramatic improvement in production, offsetting previous cold weather effects on leaching. All new sulphide heaps are now being aerated, and older heaps are being re-stocked and equipped with aeration facilities. Copper production in 1997 is forecast to increase over 1995 and 1996 levels.

     The Company holds a 50% interest in a second mining joint venture with Straits Mining, the Girilambone North
Mining Joint Venture. This joint venture is also managed by Girilambone Copper Company. Following successful feasibility studies carried out in 1995 and 1996, this joint venture commenced mining operations in the Girilambone North area in early 1996. Three orebodies are being developed - North East Pit, Hartmans Pit and Larsens
East Pit, all located in close proximity to each other approximately 2 miles northwest of Girilambone Mine and its processing facilities.

     The ore types at Girilambone North are similar to those found at Girilambone, but of lower grade. Both the copper oxides and supergene copper sulphides in the northern pits are amenable to heap leaching. Ore from these pits is being mined and trucked to the Girilambone operations by the same mining contractor as being used at Girilambone. The Girilambone facilities are then used to crush and stack the Girilambone North ore on segregated leach pads (for metallurgical and cost accounting purposes) and then to heap leach and process the resulting solutions to produce cathode copper.


Reserve Estimates

     Estimated life-of-mine open-pittable, mineable copper ore reserves at Girilambone and Girilambone North at December 31, 1996, including material already mined, are shown in the following table. These reserves were determined by Girilambone Copper Company.

GIRILAMBONE AND GIRILAMBONE NORTH RESERVES (0.2% COPPER
CUT-OFF)

                                   Tonnes     Copper   Contained
                                               Grade    Copper
                                  (million)    (%)      ('000
                                                        tonnes)
                                  ---------   ------   ---------
Total Life of Mine
  (Murrawombie, North East, Hartmans and Larsens East Pits)
Total Mineable Reserves            11.483      1.30     149.23
Total Recoverable Copper                                125.43

Mined to December 31, 1996          5.937      1.69     100.42
 (including stockpiles and heaps)
Remaining Mineable Reserves         5.546      0.88      48.81


     Low grade gold mineralization has also been mined and is being stockpiled separately for possible processing at a later date. The low grade mined stockpiles contain approximately 9,977 ounces of gold at December 31, 1996
(313,581 tonnes grading 1.02 g/t).


Mining Plan

     The pits at Girilambone and Girilambone North are being mined by conventional truck and shovel open pit methods using a contract mining company which is responsible for mining, crushing, screening and stacking ore on the leach pads.


Ore Processing

     Treatment of the copper ore is by the low cost and environmentally friendly two-stage process of heap leaching and solvent extraction-electrowinning ("SX-EW"). The SX-EW process has been extensively used in the USA and Chile and is a proven process.

Heap Leaching

     Once the oxide ore has been mined, crushed and stacked on the leaching pads, a solution of water and sulfuric acid is applied. The copper is leached into solution as copper sulfate and routed to the solvent extraction plant for processing.

     In the case of chalcocite ore, ferric sulfate in the presence of sulfuric acid and air, is used as the leachant, and is aided by bacteria, dominantly THIOBACILLUS FERRO-
OXIDANS. This bacterial leaching process is now the primary method of copper leaching as mining of the pit deepens and more chalcocite is mined. The leached copper solution from the chalcocite is also treated in the solvent extraction-electrowinning plant. The installation of heap aeration systems in 1996 overcame prior winter production problems.


The SX-EW Process

     The solvent extraction plant is a chemical extraction plant in which the copper solution is extracted and concentrated via an ion exchange chemical. The purified and concentrated copper solution is pumped to the electrowinning tankhouse where the copper is electroplated out of solution onto stainless steel cathodes. This copper can then be shipped directly to end-users with no further refining or smelting being necessary.


Girilambone Financing Agreement

     The Company had $4,245,000 million of debt outstanding at December 31, 1996 under a financing agreement with the Bank of Western Australia Ltd. ("BankWest"; formerly R&I
Bank) to fund its 40% share of development and construction costs of Girilambone, including working capital. The total capital cost, including funds previously invested by both co-venturers, was approximately $30 million.

     The outstanding amount includes additional drawings of $3.0 million for working capital and to fund the Company's
50% share of the development of the Girilambone North deposits. The loan bears interest at LIBOR plus 1.85%
(7.54% at December 31, 1996). This facility is required to be repaid quarterly in installments being the greater of $425,000 or 70% of Available Cash Flow. In February 1997
the facility was restructured and an additional $980,000 was drawn down. The interest rate was also reduced to Singapore Interbank Offered Rates ("SIBOR") plus 1.5%.

     During the period the loan is outstanding, the Company is required to build up each quarter a cash deposit in a reserve account with BankWest sufficient to meet the next quarterly principal repayment. All cash proceeds in the reserve account must be first used to pay any project costs, bank fees, interest and principal before any cash is available to the Company.


Copper Sales

     The Company sells its copper production under contract through a marketing agent. In 1996, sales of $13.8 million were made under contract primarily to two
Australian consumers, Metal Manufactures Limited and Crane
Enfield Metals Pty Ltd, at a price which is at a set premium to the prevailing London Metals Exchange price at the time the copper is delivered. The contracts are intended to be ever-green contracts that are rolled over annually and for 1997 are for a minimum of 82% of production. The loss of either or both of such consumers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.

Copper Agreements

     To mitigate the effect of price changes on substantially all of its expected copper sales through March 31, 1998, the Company has entered into swap and call option agreements for 1997 and put option agreements for the first quarter of 1998.

     The swap and call option agreements are with a single counterparty on a total of 13.2 million pounds of copper that settle ratably each month during 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call strike price. The copper swap agreements are designated as hedges of anticipated copper sales, and gains and losses under these agreements are deferred and reflected as a component of sales when each contract settles.

     Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company receives a minimum of $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound. There was no cash outlay at the time these contracts were entered into.

     The put option agreements are with another counterparty on a total of 4.0 million pounds of copper for the first quarter of 1998. Under these agreements the Company will receive market price for its copper sales but with a guaranteed minimum price of $0.90 per pound, at a cost of $0.08 per pound. There was no cash outlay at the time these contracts were entered into.

     Sales for the years ended December 31, 1996, 1995 and 1994, include $1,058,000 of gains and $1,080,000 and
$27,000 of losses, respectively, that were realized in settlement of copper hedging contracts.

Forward Currency Exchange Contracts

     The Company has entered into forward exchange contracts, expiring at various times through March 1998, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. For the year ended December 31, 1996, the Company recognized a gain of $479,000 compared to a loss of $279,000 in 1995 and a gain of $2,535,000 in 1994. At
December 31, 1996, the total of outstanding contracts was $12,000,000 (A$15,200,000) compared to outstanding contracts of $8,700,000 (A$13,200,000) at December 31,
1995.

     The Company is exposed to copper price fluctuations and currency risks in the event of non-performance by the counterparties to the various agreements described above but has no off balance sheet risk of accounting loss. The
Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.


2.   GIRILAMBONE EXPLORATION JOINT VENTURE ("GEJV")

     The Company has a 50% interest in a joint venture with Straits Mining covering approximately 3,000km(2) surrounding the Girilambone and Girilambone North mines and beneath the Girilambone pit. The Company is the manager of the exploration program.

     Exploration for additional reserves of copper suitable for treatment at the existing SX-EW plant at Girilambone mine is the primary objective of the exploration program which is continuing throughout the tenements held by the joint venture. Several occurrences of this nature are known in the region.

     Chalcopyrite mineralization of the type discovered at the Tritton prospect, 14 miles southwest of Girilambone, is a secondary exploration target. A separate plant would be required to treat this type of mineralization.

     During 1996 the Company expended $2.2 million on exploration and feasibility studies as its 50% share of Joint Venture costs.


Exploration Methods

     In 1996, shallow vacuum drilling geochemical sampling programs were conducted at points along surveyed grids in geologically and geochemically favorable areas. These programs were successful in identifying anomalies in copper, gold and lead-zinc. Seven areas will be tested by deep reverse circulation ("RC") drilling in 1997.

     Sirotem electromagnetic surveys, a modern geophysical ground technique used to identify electrically conductive zones possibly related to copper mineralization, were conducted by the Company throughout 1996, and a number of anomalies for further testing by deep drilling were identified at Birrimba, Kurrajong, Lucknow, Oak, Acorn,
Rockdale West and Doughnut prospects.

     In 1995-96, deep RC drilling was completed within fifteen areas. At two of these, Double Tanks and Budgerygar prospects, massive sulphide mineralization with significant copper and gold content was intersected.
Additional deep drilling of these prospects is planned for 1997. The Double Tanks prospect is adjacent to the Girilambone North pits and will be the subject of a mining pre-feasibility study in 1997.

Bonnie Dundee Project Area

     This project includes three copper prospects known as Tritton, Budgerygar and Bonnie Dundee, the latter two having been the subject of small scale mining activity in the late 1800's. The deposits are approximately half a mile apart along strike. The area is located 14 miles southeast of the Girilambone mine.


Tritton Deposit

     This is a significant new deposit discovered by the Company in 1995 when a deep diamond drilling program over Sirotem anomalies was successful in locating pyrite-chalcopyrite sulfide mineralization to depths of several hundred metres. In 1996, an additional ninety holes were completed to vertical depths of 1,000 metres. This drilling has defined a resource containing 293,000 tonnes of copper which remains open at depth and along strike.

   Two zones of mineralization have been intersected consisting of the Upper and Lower Zones. The mineralization outlined by the current intersections extends continuously down dip for 1,100 metres through these zones, except for an 80 metre gap between them. Each of the zones has a strike length of at least 250 metres.

   The best intersections at 1% copper lower cut-off obtained in 1996 were as follows:



                Hole No     From     To   Intersected     Cu      Au       Ag
                            (m)      (m)  Width            %      ppm      ppm
Upper Zone      BDS048      252      264       12       21.18     1.49     164

                BDS054      269      283       14       13.26     0.47      54
                BDS074      319      335       16        4.41     0.25       7

Central Zone    BDS029      594      613       19        4.14     0.10       8
                BDS052A     533      544       11        6.81     0.18      15
                BDS055      586      609       23        6.07     0.11      12

Lower Zone      BDS095      748      779       31        2.28     0.26      12
                BDS098      767      805       38        2.14     0.07       6
                BDS107      885      899       14        3.41     0.21      15
                BDS111      894      910       16        3.82     0.08      12
                BDS113      985      995       10        3.22     0.16      15
                BDS113     1011     1019        8        3.31     0.10       8



   During 1996, a resource estimate was calculated using a 1% copper lower cut-off to 1,000 metres vertical depth as shown in the table below.

                     TRITTON PROJECT
              RESOURCES AS AT DECEMBER 1996


ZONE      CLASSIFICATION      TONNES       Cu      Au      Ag
                            (Millions)      %      g/t     g/t
UPPER    MEASURED              0.65       6.22     0.4     21
         INDICATED             0.76       4.17    0.33     12
         INFERRED              0.24       2.74     0.3     10
             SUB-TOTAL         1.65       4.76     0.3     15

LOWER   INDICATED (TOP)        1.47       3.42     0.1     10
        INDICATED (MIDDLE)     0.76       2.43     0.2     12
        INFERRED               5.87       2.48     0.1     10
        SUB-TOTAL              8.10       2.65     0.1     10

TOTAL   MEASURED+INDICATED     3.64       3.87     0.2     13
        INFERRED               6.11       2.49     0.1     10
        GRAND TOTAL            9.75       3.01     0.2     11

        CONTAINED METAL
        COPPER - TONNES        293,000
        GOLD   - OUNCES         65,000
        SILVER - OUNCES      3,400,000

   Because of structural geology and variations in the grade of copper, the Lower Zone was subdivided into the Lower Zone Top (Central Zone) and the Lower Zone Bottom
(now known as the "Lower Zone"). This estimate was made before the Lower Zone was subdivided. The Company intends to re-calculate the resource in July 1997 in conjunction with pre-feasibility studies.


Budgerygar Prospect

   This prospect is contained within exploration licence
4038 which is held in a joint venture between the GEJV and Central West Gold NL ("CWG"), an Australian company listed on the Australian Stock Exchange. The GEJV has earned a 51% interest in the license and has the right to acquire up to 100%.

   The Company drilled a total of 39 deep RC holes within EL4038 during 1995 and 1996. An inferred resource of leachable copper mineralization totaling 2.4 million tonnes at 0.63% copper and containing 15,120 tonnes of copper metal was calculated during 1996 using a lower cut-off of 0.2% copper. The mineralization is of a type suitable for treatment at the Girilambone plant and preliminary feasibility studies are planned on this deposit for 1997.


Tabar Islands Gold Project

   The Company holds an exploration license over the Tabar
Islands, namely Simberi, Tatau, Tabar and Mapua, and a mining lease, granted in December 1996, over the eastern part of Simberi Island. The mining lease is for a twelve year period expiring December 3, 2008 and the exploration licence is for a two year period expiring June 5, 1997.
Application for renewal of the exploration license has been lodged.


Background

   The Tabar Islands lie to the north of New Ireland in Papua New Guinea, approximately 80 km northwest of Lihir
Island and 150 km north of Rabaul (refer Figure 1).  The
Tabar Islands cover an area of approximately 270 square kilometers. The Company acquired an exploration license over the Tabar Islands in 1981 and after some preliminary reconnaissance, farmed out a majority interest to Kennecott
Explorations (Australia) Limited ("Kennecott"), now a subsidiary of RTZ Corporation Plc., and Niugini Mining
Limited. Kennecott as the operator discovered gold mineralization and anomalies, but these apparently did not meet its corporate investment criteria.

     In 1993, the Company acquired the interests of both
Kennecott and Niugini Mining for payments totaling $1.57 million (A$2 million) of which half has been paid. The remaining payment of $0.79 million (A$1,000,000) is payable by December 3, 1998.

     Kennecott and Niugini Mining have an option to re-acquire 50% of the project if feasibility studies indicate that any new mining project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of the Company's expenditure on the mine development area from July 1994 to the date the option is exercised. Expenditures from July
1994 through December 31, 1996 totaled approximately $7.3 million. Current reserves indicate that production would be less than 150,000 ounces of gold annually.

     The Tabar Islands are part of a chain of islands which include and are geologically similar to Lihir Island where a very large world class gold mining project is presently under development by companies unrelated to the Company.
Beginning in 1997, the operators of the Lihir project expect it to produce an average of approximately 585,000 ounces of gold per annum for at least 15 years.


Stage of Development

     Exploration since 1981, at a cost to the Company and its former co-venturers of $26 million, has yielded anomalous gold indications on three of the Tabar Islands.
Ten gold prospects have been identified on Simberi Island, and a further 11 on Tatau and Tabar Islands.

     The major oxide prospects on Simberi Island at South, East and North Samat, Pigiput and Sorowar have been the subject of over 700 drillholes during the exploration and resource definition drilling phase, the majority of which were drilled along ridges to test oxide mineralization in the zone of weathering, 20-50 meters from surface .

     On December 3, 1996, the Company was granted a 25 square kilometer 12 year mining lease to develop and operate a gold mine on Simberi Island under which the government of PNG will have no participating interest.
Once production has commenced, the Company will be required to pay a production royalty of 2% of sales to the PNG government. The development of the Simberi gold deposits is based on a feasibility study prepared by an independent engineering company in 1996.

     The feasibility study proposes the extraction of mineralization from the five oxide gold deposits on the mining lease by simple open cut mining techniques. The mining rate is expected to commence at an initial 600,000 tonnes per annum at the Samat deposits, and increase to a final design rate of one million tonnes per annum at the Sorowar and Pigiput deposits.

     The feasibility study assumes a treatment plant will be constructed at Pigiput Bay on the eastern side of Simberi Island, in a modular manner to facilitate relocation. The plant has been designed for single stage crushing, although a second stage can be added later if necessary. The crushing circuit is followed by open circuit primary ball milling and closed circuit secondary ball milling, with conventional cyanide leaching. This is followed by carbon in pulp absorption, pressure desorption, and conventional electrowinning of gold to produce dore bars on site. It is expected that tailings will be discharged by submarine outfall into the ocean at a depth of 150 metres.

     Estimated capital costs for development of the Simberi
Island Gold Project are approximately $20.4 million.
Average life of mine operating costs for the project are currently estimated by the Company to be approximately $204 per ounce of gold produced. Production rates over the estimated five year life of the mine are projected to average approximately 40,000 ounces of gold per annum.

     Due to the limited size of the proven and probable reserves, coupled with the recent decline in the price of gold, development of the project has been delayed pending the discovery of additional reserves, or a significant recovery in the gold price.


Estimates of Mineralization

     The measured and indicated oxide resource of approximately 341,700 ounces of gold, and inferred oxide resource of approximately 105,400 ounces of gold on Simberi
Island are contained in several deposits all within a prospective zone four kilometers long by two kilometers wide. This zone is characterized by airborne geophysical anomalies typical of epithermal alteration systems, as well as widespread anomalous gold in rock chip and soil samples.
The tested prospects were selected on the basis of anomalous gold values.

     The ore reserve estimates for the five Simberi Island deposits, as determined by the Company, are shown in the table below.


                                          Simberi Oxide Gold Deposits
                                               Reserve Estimates

                      PROVED RESERVE                   PROBABLE RESERVE                 TOTAL RESERVES
                Tonnage     Gold       Gold       Tonnage    Gold       Gold      Tonnage     Gold       Gold
Pit Name          000t      g/t       ounces       000t      g/t       ounces      000t       g/t       ounces
--------          ----      ---       ------       ----      ---       ------      ----       ---       ------

Sorowar          2,442      1.36      106,800       851      1.05      28,700      3,293      1.28      135,500
South Samat        169      5.21       28,300        18      3.28       1,900        187      5.02       30,200
North Samat        153      3.63       17,900        10      0.93         300        163      3.47       18,200
East Samat         -         -           -          179      1.89      10,900        179      1.89       10,900
Pigiput            377      1.32       16,000       214      1.02       7,000        591      1.21       23,000
                 -----      ----      -------      ----      ----      ------      -----      ----      -------

TOTAL            3,141      1.67      169,000     1,272      1.19      48,800      4,413      1.54      217,800
RESERVE (1)      -----      ----      -------      ----      ----      ------      -----      ----      -------
                 -----      ----      -------      ----      ----      ------      -----      ----      -------

(1)  Totals may not match, due to rounding

    Estimated ore reserves of 217,800 ounces of gold are contained in these deposits. The potential for discovery of new mineralization of both oxide and sulfide materials elsewhere in the project area is considerable.


Exploration

    During 1996, exploration programs on Simberi, Tatau and Tabar Islands were extended. Reconnaissance exploration was carried out at the Banesa prospect on Tabar
Island, and in the Talik and Sikim areas on Tatau Island.
Advanced exploration involving diamond and air core drilling was carried out at Tugi Tugi gold prospect and at Daramba copper-gold prospect, both on Tatau Island, and over the oxide deposits in the Samat, Pigiput and Sorowar areas and the Botlu area on Simberi Island. A limited amount of additional oxide gold mineralization was identified which is expected to increase the oxide gold reserves.

    A significant program of exploration is planned for 1997-98, aimed primarily at sulfide gold potential. In addition, exploration will also be conducted on the near-surface oxide mineralization on Simberi Island. This program will include ground geophysics, bulldozer trenching and drilling of RC and diamond core holes. Exploration of gold and copper anomalies on Tatau and Tabar Islands is also planned.


4.  RAMU NICKEL-COBALT PROJECT

Background

    Ramu is located approximately 80 km southwest of the Port of Madang on the north coast of PNG. The Company farmed into the property in 1978. Its co-venturer is Highlands Gold Properties Pty Limited ("Highlands"), a subsidiary of Highlands Gold Limited which was taken over by Placer Pacific Limited in early 1997. The current exploration license extension expires on February 26, 1998.

    In 1992, the joint venture agreement was amended to permit Highlands to increase its interest in the Joint
Venture. As manager of the joint venture, Highlands solely funded a program of metallurgical testing and drilling. As of December 31, 1996, K9.0 million (approximately US$7.0 million) had been expended by Highlands, and, accordingly, the Company's interest was diluted to 35% and Highlands' interest increased to 65%. The Company is currently contributing its 35% share of costs to maintain its interest in the project.

    Another party, Eastern Pacific Mines, may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and Highlands in proportion to their interests.

    The license covers approximately 246 km2, of which approximately 32 km2 is underlain by the mineralized laterite containing nickel, cobalt and chromite.


Mineralization and Resource Estimates

    The mineralization is contained in an extensive area where a strong lateritic profile is developed over the basic and ultrabasic bedrock. The lateritization process is due in part to the effects of weathering under tropical conditions, and is accentuated by the effects of regional structures which have caused basins and depressions in which the weathering and hence the degree of lateritization is more intense. The latritic profile is up to 50 meters thick, although thicknesses of 25-30 are more common, occurring over an area of about 32 square kilometers.

    By world standards the Ramu resource is large and, although nickel grades are only average, cobalt grades are relatively high, making nickel equivalent grades more attractive. Further, from a drilling program carried out in 1994 and 1995, it was concluded that increases in both nickel and cobalt grades may be achieved by screening of barren rocks from the saprolite horizon. The total resource (measured and indicated) estimates for the central
Ramu area, using a cut-off grade of 0.5% nickel, are 24.2 million tonnes of ore with average grades of 0.90% nickel and 0.08% cobalt. If surrounding areas are included the inferred resource estimates, using the same cut-off grade, are 110 million tonnes of ore with average grades of 0.9% nickel and 0.1% cobalt.


Previous Feasibility Work

    The Ramu deposit has been the subject of several scoping studies and metallurgical testwork programs which considered various process routes and project capacities.

    Two of these studies, carried out in 1982 and 1989 by independent engineering firms, determined that pressure acid leaching would provide the most favorable treatment process for the limonite zones. Later testwork done by a major American research laboratory confirmed that the Ramu laterite mineralization is amenable to treatment by pressure acid leaching using autoclave technology, as practiced at Moa Bay in Cuba since 1959.

    Metallurgical recoveries from this process were indicated to be high, with extraction rates above 90% for both nickel and cobalt. In addition, the Ramu limonite material, by virtue of its low magnesia content, has low acid consumption relative to similar resources around the world, a characteristic with favorable implications in regard to processing costs.

Feasibility Program

    Highlands, as operator of the project, has pursued a program of metallurgical testwork, engineering and pre-feasibility studies. An extensive metallurgical development program was undertaken in 1995 and 1996 by Hydrometallurgical Research Laboratories ("HRL"), in
Brisbane, Queensland. HRL has developed a flowsheet that addresses the processing of the Ramu ores. Specific attention has been given to developing a solvent extraction
- electrowinning ("SX-EW") circuit that would produce electrowon nickel and cobalt hydroxide. In mid-1996 a detailed Pre-Feasibility Study was completed which confirmed the very large scale of the Ramu Project and favorable economics.

    The Company believes that the Ramu deposit could become one of the lowest cost nickel producing properties in the world. As reported in the Pre-Feasibility Study, the capital costs for the development of the Ramu Project are estimated to be $763.7 million. Annual total operating costs when full production levels are reached are estimated to be approximately $96.4 million and the unit operating costs are estimated to be $32.12 per tonne of ore mined and processed, or $1.39 per pound of nickel produced. After cobalt credits, the Company believes these operating costs could be reduced to as low as $0.67 per pound of nickel based on a cobalt price of $8.00 per pound. If the Ramu
Project is developed, over its estimated minimum 20 year mine life, the project is expected to produce approximately
630,000 tonnes (1.39 billion pounds) of nickel and 56,000 tonnes (123 million pounds) of cobalt.

    Work on a detailed feasibility study is expected to commence in 1997. This program will include detailed drilling programs to define ore reserves, geotechnical investigations, bulk sampling, metallurgical testing and pilot plant work, detailed engineering studies, preparation of an environmental management plan to meet contemporary international standards, and negotiations with the government and the financial community. It is expected that this program will take approximately 18 months to complete and will cost approximately $20 million.

    Late in 1996, Placer Pacific Limited launched an on-market takeover bid for Highlands which was successfully consummated in early 1997. Highlands is now a subsidiary of Placer Pacific. An independent report by Baring
Brothers Burrows & Co Ltd, commissioned by Highlands in its defense against the bid, valued the Ramu Project at between $299 million and $366 million, with a mid-point valuation of $332 million, after applying a 25% discount for the present undeveloped status of the project. Subject to successful underwriting, Placer Pacific proposes to float off Highlands' interest in the Ramu Project and in other exploration properties in a new public company, Highlands
Pacific Limited.


5.  OTHER EXPLORATION PROPERTIES - AUSTRALIA

Cloncurry Region, Queensland

Monakoff - Copper/Gold Prospect

    The Company holds exploration tenements at Monakoff in the Cloncurry district of Queensland in a joint venture with Placer Exploration Limited ("Placer") and BHP Minerals
Pty Limited ("BHPM"). Placer had previously earned a 76.3% interest in the tenements by completing expenditure of approximately $945,000 and the Company's interest is presently 23.7%. BHPM has the right to earn a 51% interest by the expenditure of $1.125 million, at which time the Company's interest will be reduced to approximately 11.6%, and a further 10% interest by the additional expenditure of $562,000, at which time the Company's interest will be approximately 9.2%.

Mount Dromedary - Copper/Gold Prospect

    The Company holds exploration tenements at Mt.
Dromedary, which is also situated in the Cloncurry district of Queensland. In 1996, CRA Exploration Pty Limited
("CRA") earned a 75% interest in the Mt. Dromedary tenements by spending $780,000. Subsequently the Company elected not to contribute to further expenditure and converted its interest into a 10% free-carried interest until a decision to mine is taken should further exploration lead to the discovery of economic mineral reserves.

Western Australia - Gold

    The Company has one exploration joint venture in Western Australia where joint venture partners are funding the work.


6.  OTHER EXPLORATION PROPERTIES - CANADA AND MEXICO

Canada

    The Company recently signed a Letter-of-Intent with Young-Shannon Gold Mines to earn up to a 65% interest in the Chester Gold Project, located north of Sudbury, Ontario. Between 1987 and 1991, drilling at this project identified a zone containing 240,000 ounces of gold. Mine development is permitted, there is an idle mill nearby, and there is potential for early production.


Mexico

    The Company holds two exploration properties in Mexico and is continuing to evaluate the possible acquisition of precious and base metal properties.

7.  OTHER BUSINESS MATTERS

A.  Risk Factors

    Risk factors which may have a significant impact on the future performance of the Company or the value of its shares include:

Risk of Mineral Exploration and Development

    As the primary business of the Company is the exploration for and commercial development of precious metals and other minerals, it is subject to the substantial risks inherent in such activities. The Company is still in the exploratory or pre-development phase of all operations except at the Girilambone Copper Mine, and the adjacent Girilambone North Project.
Although exploration on several of the properties has resulted in discoveries of mineralization, the magnitude and commercial feasibility of such discoveries cannot be accurately determined until further exploration and feasibility work is conducted.

Competition, Markets and Regulations

    The mineral industry is extremely competitive. The ability of the Company to benefit from undeveloped discoveries will depend upon its ability, as discussed below, to obtain additional financing to develop those properties and on other market factors beyond its control.

    World market prices for precious metals, base metals (including copper), and strategic minerals are subject to many variables and may fluctuate widely, depending upon world supply and demand and on international economic and political factors. Revenues that the Company may receive for the minerals from any existing projects or from any future mineral discoveries are uncertain and no assurance can be made that prices will be sufficient to warrant commencement or continuation of commercial exploitation.

    The Company has in place certain price protection agreements in respect of its share of production from the Girilambone Copper Mine to reduce the impact of fluctuations in copper prices through March 1998. However, if as a result of a decline in copper prices the Company's realization on future copper sales, after giving effect to the price protection agreements, were to decrease significantly and remain at such level for any substantial period, it might not be economically feasible to continue commercial production at Girilambone and the Company might, with the consent of its co-venturer, curtail or suspend some or all of its mining activities.

    As the Company has interests in Australia, PNG, Canada, Mexico and the United States, its operations will be subject to regulations in these countries and could be adversely affected by unfavorable political developments in these countries. In some countries, precious metals and strategic minerals are sometimes considered to be national assets which may cause impediments to mining operations. It is possible that the Company's assets could be expropriated by governments and that the compensation received, if any, may not reflect the true value of such assets. In addition, governmental regulations often require local participation in mining ventures, and the Company could be hindered in such countries if it is unable to obtain local investors for its operations. Changes to applicable environmental and safety regulations could restrict the Company's operations.

Foreign Exchange Risks

    The Company has mining and exploration operations in several countries. As a consequence, the Company's revenue and costs will be affected by fluctuations in currency rates. The Company has certain forward currency exchange contracts in place in conjunction with its Girilambone Copper Project borrowings intended to minimize the effect of certain of these fluctuations. These contracts mature progressively through March 1998. Any contracts not utilized by April 1998 can be rolled forward until such time as the Company elects to utilize them.

Uninsured Risks

    Exploration for and development of mineral deposits involve hazards which could result in the Company incurring losses and liabilities to third parties. The Company is not insured against all losses or liabilities that could arise from its operations either because insurance is unavailable or because the premium cost is excessive. If the Company incurs uninsured losses or liabilities, the funds available for exploration and development will be reduced and the Company's assets may be jeopardized. However, the Company has insured some of its operational risks.

Additional Financing Required

    The Company will need additional financing to commercially develop properties such as Tabar and Ramu, should development be warranted. There can be no assurances that such additional financing will be available in the amounts and at the time necessary to continue exploration on or development of a specific property.

Borrowing Risks

    Interest charges on borrowings incurred by the Company may fluctuate because of many factors. High interest rates could have an adverse effect on the Company's operations.

Employee Risks

    The Company is generally non-unionized and the majority of its employees are employed under contract or, in the case of seasonal field activities, under short-term contract or as casual labor. Approximately 35-40% of staff employed at the Company's Girilambone operations is unionized, all under one union. There have been no labor disputes since mining operations began in 1992, and a new 2 year labor agreement was finalized in March 1997. The Company's history of labor relations is excellent and management believes the risk of material adverse effect due to labor unrest is small.

Title to Properties

    With respect to most properties, the Company must expend certain amounts annually in exploration or development (which amounts are subject to periodic re-negotiations) as a condition to retaining title. Conditions imposed by licenses and mining legislation must also be complied with. Consequently, the Company could lose title to one or more properties or portions thereof if license conditions are not complied with or if sufficient funds are not available to meet annual expenditure requirements.

    In PNG, proceedings were initiated in the National Court regarding the constitutional validity of the Mining Act Chapter 195 which, INTER ALIA, provided that minerals are the property of the State. These proceedings have been discontinued. Should the PNG Supreme Court consider the constitutional questions at some future time it is possible that it could result in mining leases and other tenements in PNG being invalid, such that challenges could be mounted as to their existence.

The Mabo Decision

    The decision of the High Court of Australia in MABO V. THE STATE OF QUEENSLAND (1992) 107 ALR 1 may have an effect on the Australian tenements and real property interests held by the Company. That case recognized that native title to land in Australia survived the Crown's acquisition of sovereignty. However, the acquisition of sovereignty exposed native title to extinguishment by valid exercise of sovereign power inconsistent with the continued right to enjoy native title. Where the Crown has validly alienated land by granting an interest that is wholly or partially inconsistent with a continuing right to enjoy native title, native title is extinguished to the extent of the inconsistency. Thus native title has been extinguished by the grant of rights to mine or by the conduct of mining operations pursuant to a right to do so. The Company is not aware of any claim having been made nor does it have any reason to believe that any claim will be made in respect of any mining tenements or real property interests held by the Company in Australia as a result of the Mabo decision.

    In the area surrounding the Company's Girilambone mine the state Department of Mineral Resources has reached the view that native title has been extinguished and accordingly the Company believes that there is no risk of successful claims for native title to its mining and exploration tenements in that area.

Miscellaneous

    The local laws of the countries outside the United States in which the Company is conducting activities generally prohibit direct ownership of mining rights and properties by non-domestic entities, but permit foreign entities to own such rights and properties through domestic subsidiaries. To obviate or reduce the risks of title complications, title is generally held on behalf of the Company in the name of local nominees or local companies.

B.  Mining in Australia

    Mineral commodities are a major Australian export industry and mining is generally encouraged by both federal and state governments, as long as environmental guidelines are followed. Ownership of minerals is generally vested in the state. The individual states and territories of Australia establish and administer their own mineral policies. The states and territories have the right to impose mineral royalties, being typically several percent of the salable value of the mineral.

    The various state and territorial governments administer exploration and development through ministerial departments. Exploration licenses (giving the licensees the right to explore but not develop and mine minerals) are typically granted for two years, with renewals requiring increased expenditure and partial relinquishment of ground. A person or company can lodge an application for an exploration license if the ground is not held by others and if they have the technical and financial resources to meet the proposed work program. Foreign ownership restrictions generally do not apply to exploration activities.

    Development and mining of minerals requires granting of a mining lease. The procedures and time taken to gain a mining lease vary considerably between the states and territories. In general however, the basis for the granting of a mining lease is demonstration by the applicant that the exploration resource can be economically mined and that operations will comply with environmental guidelines. Foreign investment guidelines must also be satisfied in the granting of mining leases where certain capital threshold amounts are exceeded. Currently the threshold for mining projects is A$50 million ($37 million). The foreign investment guidelines generally require 50% Australian ownership, however this can be negotiated or waived. There are no restrictions on repatriation of foreign company income and it is not the policy of Australian governments to take an equity interest in mining developments.

    Australia taxes trading profits (including mining) and capital gains at the rate of 36%. Sales of mining rights by a prospector can be exempt from tax, and sale or joint venture by the Company of particular exploration licenses or mining leases may qualify for that exemption, depending upon the circumstances. Australia also has a withholding tax upon the payment of interest, royalties or dividends to a non-resident which, varies from 10% to 39%, depending upon the country and the type of payment.

C.  Mining in Papua New Guinea

     PNG is a constitutional democracy and has a comprehensive mining law and tax code. The PNG Mining Act is based on the premise that minerals in the ground are the property of the State. Exploration, development and exploration of minerals require approval of the PNG Government and are administered by the Department of Mining and Petroleum. Prospecting rights are obtained through application to the PNG Government for an Exploration Licence which, if granted, is valid for two years and obligates the holder to commit to a work plan and expenditure schedule. For large projects, prior to development of a major minerals project, a Mining Development Contract must be negotiated with the PNG Government which sets forth details as to the administration of the mining operation, specific proposals committing the developer to construction of facilities and implementing the operation. If the PNG Government subsequently approves a Proposal for Development, a Special Mining Lease is granted and the Mining Development Contract is signed, allowing the development to proceed with the plans set forth in the proposal. A failure to meet the stated commitments in the mining proposal can result in termination of a Special Mining Lease and the forced sale to the PNG Government of plant and equipment at its depreciated value. For smaller mining projects a general Mining Lease may be granted for a term of up to 21 years. Although under the Mining Act the government reserves the right to take a participating interest up to 30% in such projects it has not done so for any existing projects. However, local landowner participation is strongly encouraged by the government.

     PNG has consistently encouraged exploration for and development of minerals. Development of major mineral projects is affected by two major considerations, namely (1) taxation and royalties and (2) the Government's entitlement to have an equity interest in mineral projects. It is a long standing PNG Government policy to acquire an option to purchase an equity interest in new major mining ventures; in practice this interest has not exceeded 30% in major mining ventures. The maximum participation by the PNG Government in any particular project, and the terms under which its interest may be obtained, are negotiable and are usually negotiated prior to the issuance of the Special Mining Lease. The PNG Government is not obligated to commit to the exact extent of its participation until a Special Mining Lease is granted. At the present time the PNG Government does not own an interest in any project in which the Company has an interest.

     Mining development projects in PNG may be undertaken by PNG corporations, foreign corporations or by PNG or foreign corporations participating in an unincorporated joint venture. The PNG income tax rate for mining companies is currently 35% for PNG corporations (operating on a Special Mining Lease) and 48% for foreign corporations, but accelerated deductions for capital and exploration expenditures are allowed and special tax relief may be granted during the initial years of mining. The rate of tax for resident companies on a general mining lease (which applies to smaller mining projects) was reduced to 25% from January 1, 1996. The government also imposes on Special Mining Leases an additional profits tax at the rate of 35% on after-tax cash flow when the rate of return exceeds 20% or, at the operator's one-time option,

12% plus the average US prime rate. The dividend withholding tax rate is 17% for resident companies. PNG does not have a capital gains tax.

     In 1994 the PNG currency was first devalued by 12% and subsequently allowed to float. During 1994 the effective devaluation against the US$ was approximately 20% and in 1995 it was approximately 10%. In 1996 it was relatively stable. This has had no material effect on the Company.

Political and Other Risks (PNG)

     The country of PNG comprises the eastern half of a large land mass north of Australia in the South Pacific. PNG was administered as a trust territory by Australia from the end of World War I until it became independent in 1975. The economy of PNG is based largely on minerals, petroleum, coffee, timber and Australian economic aid. PNG has pro-western (particularly Australian) ties and democratic elections. However, PNG is a third world country and any investment is subject at any time to the potentially volatile effects of political instability and economic uncertainty prevalent in such countries, including civil strife and expropriation, excessive taxation and other forms of government interference. PNG has experienced episodes of civil unrest and breakdowns in law and order in certain locations in the past few years. In the North Solomons Province of PNG such activity led to the closure of the large Panguna (Bougainville) copper-gold mine in 1990 which has not reopened.
 Other projects on mainland PNG have experienced brief closures due to violence. The Company, however, is not aware of any such problems in areas where it is conducting exploration.

D.   Mining in Mexico

     Mexico has a rich tradition of mining and encourages mineral development and foreign investment. Mexico is a significant producer of at least 19 non-fuel mineral commodities, particularly silver, copper, lead and zinc.
Mexico has a comprehensive mining law that was amended in 1992 to simplify and speed up the granting of mining concessions. All minerals are owned by the government and are granted by exploration and mining concessions with royalties to the government. Up to 100% direct foreign ownership and control are now permitted for exploration and mining operations under certain specified conditions and periods of terms. Taxes for mining in Mexico have been reduced in the past few years by eliminating a 7% mine production tax and are generally in line with US and Canadian levels of taxation. The recent devaluation of the Mexican peso and the economic adversity resulting therefrom should not have a significant negative effect on the Company.

E.   Bermuda

     The Company is incorporated in Bermuda which has no limitations on the right of non-residents to vote or hold stock in the Company. Bermuda does not restrict the payment of dividends, interest or other payments to non-residents.

     Under current Bermuda law, the Company is not required to pay any taxes on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016. There is no tax treaty between the United States and Bermuda.

F.   Organization

     The Company was organized in 1988 for the purpose of acquiring all of the assets, subject to the liabilities, of two limited partnerships (the "Partnerships"). The Partnerships and Nord Resources Corporation
("Resources") owned all of the venture interests in Nord-Highlands Mineral Venture-I a California joint venture ("Nord-

Highlands"). On April 2, 1990, the Partnerships transferred all of their assets, subject to their liabilities, to the Company in exchange for shares of common stock of the Company (the "Exchange") and Resources relinquished all rights it had in Nord-Highlands. The Partnerships then immediately dissolved and liquidated and distributed the shares of the Company to their respective limited partners. The Company, and its wholly-owned Bermuda subsidiary, Nord Gold Company Limited, own 100% of the interests in Nord-Highlands, which is the exploration and development arm of the Company in Australia, PNG and other areas of the South Pacific. All activities of the Company in the United States are carried out by Hicor Corporation, a wholly-owned Delaware subsidiary.

     Exploration activities in Mexico are carried out by a controlled Mexican subsidiary named Compania Minera Nord Pacific de Mexico S.A. de C.V.

     Nord Pacific is currently owned approximately 35% by Nord Resources Corporation a Delaware corporation organized in 1971 and listed on the New York Stock Exchange.

     The Company's principal offices are located at 22 Church Street, Hamilton HM FX Bermuda, telephone number (809) 292-2363. The US subsidiary of the Company, Hicor Corporation, maintains offices at 6565 Americas Parkway NE, Suite 650, Albuquerque, New Mexico 87110, telephone number (505) 884-8446.

     Nord-Highlands maintains an address at c/o Nord Resources (Pacific) Pty. Ltd., Level 15, 3 Spring Street, Sydney, NSW, 2000, Australia, telephone number 02-9251-5166. The Company currently has nine employees, five of whom are located in Australia, one in PNG and three in the United States. Employees of the Girilambone Copper Mine are employed in the name of the joint venture management company.

G.   Glossary of Technical Terms

chalcocite       -  a copper sulfide mineral.
chalcopyrite     -  a copper iron sulfide mineral.
kriging          -  a geostatistical technique for
                    estimating  resources and reserves.
leaching         -  a dissolution of mineral components
                    from ore by appropriate chemicals.
laterite         -  a naturally leached iron and aluminum
                    rich rock, formed at the surface by
                    weathering in  tropical conditions.
malachite        -  a green hydrated copper carbonate
                    mineral.
Ordovician       -  a geological period within the
                    Paleozoic Era.
ore              -  material which can be mined and/or
                    treated at a profit.
oxidized zone    -  zone in which sulphides have been
                    altered to oxides by surface waters.
Paleozoic        -  an era of geological time, from 245-570
                    million years ago.
quartzite        -  a compact siliceous rock formed of
                    silica of sedimentary origin.
reserve          -  part of a mineral deposit which could
                    be economically and legally extracted
                    or produced at the time of the reserve
                    determination.
resource         -  an identified in-situ mineral occurrence
                    from which minerals may be recovered.
schist           -  a medium to coarse grained metamorphic
                    rock with sub-parallel rientation of
                    micaceous minerals.
sulfide          -  a mineral compound characterized by
                    the linkage of sulfur with a metal.

ITEM 3.  LEGAL PROCEEDINGS

None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     American Depository Receipts (ADR's) currently representing one share of the Company's common stock, $.05 par value, currently trade on the NASDAQ Stock Market National Market System under the symbol NORPY. On February 17, 1997, the Company's shareholders approved a reverse stock split whereby one new share of common stock, $.05 par value per share ("New Common Stock"), will be exchanged for every five shares of common stock, $.01 par value per share ("Old Common Stock"). The effective date for the reverse stock split was March 10, 1997. Each share of New Common Stock is equivalent to an ADR currently trading on NASDAQ. The Company has applied to the NASDAQ Stock Market to list the New Common Stock on the National Market System. The Company will terminate the ADR program and delist the ADRs from the NASDAQ Stock Market, which is expected to occur on or about June 10, 1997. Both the New Common Stock and the ADRs will be listed in the NASDAQ Stock Market during this transition period.

     The Company's common stock traded on the Australian Stock Exchange ("ASX") under the symbol NDP from February 28, 1994, until, at the Company's request, it was delisted on March 5, 1997.

     The following is the quarterly range of real time sales prices for the Company's common stock for the period from January 1, 1995 to September 25, 1995, as reported by NASDAQ. On August 7, 1995, the ADR's commenced trading on NASDAQ and the prices below commencing on that date are the real time sales prices for such ADR's. Effective September 25, 1995, the ordinary shares of the Company were no longer traded on the NASDAQ System.

     The conversion to ADR's on August 7, 1995 is reflected in the third and fourth quarters of 1995. The quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Sales prices of common shares have been adjusted to reflect the 1 for 5 reverse stock split which was effective March 10, 1997.

                               Per ADR
                               -------
     1996 (US$)            High      Low
     --------------------------------------
     1st Quarter           5 1/2     3 7/16
     2nd Quarter           9 3/4     4 1/2
     3rd Quarter           8         4 3/8
     4th Quarter           7 7/8     4 3/4


                            Per
                       Common Share        Per ADR
                       ------------        -------
     1995 (US$)        High     Low      High     Low
     ---------------------------------------------------
     1st Quarter       4 3/8    2 1/2
     2nd Quarter       4 3/8    2 13/16
     3rd Quarter       4 11/16  3 7/16   4 15/16   3 3/8
     4th Quarter                         5 1/8     3 1/8


     Following is the quarterly range of stock prices for the Company's common stock as reported by the Australian Stock Exchange from inception of trading on February 28, 1994. Amounts are reported in Australian dollars.

     1996 (A$)             High      Low
     ------------------------------------
     1st Quarter           7         4.50
     2nd Quarter          11.25      6.00
     3rd Quarter          11.25      7.40
     4th Quarter           8.75      6.50


     1995 (A$)             High      Low
     -----------------------------------
     1st Quarter           4.50     3.10
     2nd Quarter           5.00     3.10
     3rd Quarter           6.00     3.75
     4th Quarter           6.25     4.25

     The Company paid a dividend of $.05 per share totaling $468,000, with respect to its 1994 earnings, from existing cash reserves on June 30, 1995 to shareholders of record on June 6, 1995. The Company cannot give any assurances concerning the extent and timing of future dividends, if any, as they are dependent on the future profits, the financial position and projected financial requirements of the Company.

     The approximate number of equity security holders of record as of March 1, 1997 of the Company's ADR's and common stock was 115 and 340, respectively.

   ITEM 6.  SELECTED FINANCIAL DATA



                                                                 Year Ended December 31,
                                                                 -----------------------

                                                  1996        1995        1994         1993        1992
                                                  ----        ----        ----         ----        ----
SUMMARY OF OPERATIONS:
----------------------


Sales                                             $16,178     $14,074     $11,293      $  4,674    $

Costs and Expenses:
  Cost of sales                                     8,969       7,664       7,289         3,861
  Abandoned and impaired projects                     191         352          35           298           3
  General and administrative                        3,615       3,022       2,735         2,628       1,931
                                                  --------    --------    ---------      --------  ---------

  Total costs and expenses                         12,775      11,038      10,059         6,787       1,934
                                                  --------    --------    ---------      --------  ---------

Operating Earnings (Loss)                           3,403       3,036       1,234        (2,113)     (1,934)

Other Income (Expense):
  Interest and other income                           161         448         697           235          64
  Interest and debt issuance costs                   (406)       (604)       (992)         (969)     (  351)
  Copper contracts (loss)                            (304)
  Forward currency exchange contracts gain (loss)     497        (279)      2,535            14
  Foreign currency transaction gain (loss)           (114)       (378)        515          (204)
                                                  --------    --------    ---------      --------  ---------

Total Other Income (Expense)                         (166)       (813)      2,755          (924)     (  287)
                                                  --------    --------    ---------      --------  ---------


Earnings (Loss) Before Income Taxes                 3,237       2,223       3,989        (3,037)    ( 2,221)

Provisions for Income Taxes                         2,620       1,120
                                                  --------    --------    ---------      --------  ---------


Net Earnings (Loss)                               $    617    $ 1,103     $ 3,989      $( 3,037)   $( 2,221)
                                                  --------    --------    ---------      --------  ---------
                                                  --------    --------    ---------      --------  ---------

Net Earnings (Loss) Per Common and
  Common Equivalent Share                         $   0.06    $  0.12    $  0.43      $(  0.60)   $(  0.45)
                                                  --------    --------    ---------      --------  ---------
                                                  --------    --------    ---------      --------  ---------

Dividends Paid Per Share                                      $  0.05
                                                              --------
                                                              --------

BALANCE SHEET DATA:
Working capital (deficiency)                      $( 3,088)   $(   60)   $ 4,017      $( 3,122)   $( 1,650)
Deferred exploration costs                          21,778     14,312     10,895         9,629       8,171
Total assets                                        39,741     34,666     32,850        22,605      10,827
Indebtedness                                         5,981      5,430      7,133        15,564       5,578
Shareholders' equity                                24,209     23,460     22,813         3,441       3,261

CASH FLOW DATA:
Nord Pacific expenditures for:
  Deferred exploration costs                      $  8,154    $ 4,099    $ 1,611       $ 5,393    $    678
  Capital expenditures                                 771      1,569        727         3,893          42


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     During the three year period ended December 31, 1996, cash of $11,255,000 was provided by operating activities exclusively from the Company's interest in the Girilambone copper project, including Girilambone North ("Girilambone"). The Company expended $12,177,000 during the period for its share of costs incurred to place ore under leach at Girilambone. Cash of $17,844,000 was used to fund exploration and development activity and capital expenditures during the period, primarily related to Girilambone and Tabar.

     The Company's payments of long-term debt, net of additions, during the three year period totaled $8,519,000. In February 1997, the Company restructured the Girilambone Financing Agreement, the result of which provided additional financing of $980,000, which was borrowed and used to repay a loan from an Australian lender. The Girilambone Financing Agreement requires that all cash proceeds generated from Girilambone operations be deposited with the lender and must be used to pay any project costs, bank fees, interest and principal, and to fund a reserve account with the lender, before any cash is available to the Company. The reserve account is required to carry a balance sufficient to meet the next quarterly principal payment. The lender authorized the Company to utilize the funds from this reserve account for working capital needs and exploration activity in 1996 and the Company has reestablished this account with a balance of $800,000 at February 28, 1997.

     During 1995, the Company paid a dividend totaling $468,000 from profits earned in 1994. The extent and timing of future dividends are dependent on the future profits and financial resources of the Company. In 1994, the Company completed a public offering in Australia, from which it received proceeds of $14,266,000 (A$20 million), of which $1,802,000 was used to pay expenses associated with the offering.

     Cash was provided during the three year period by loans from Nord Resources Corporation ("Resources") of $1,418,000, of which $416,000 was repaid during the same period. In October 1996, Resources agreed to make available to the Company, at Resources' discretion, up to $1,000,000 in the form of an operating loan and up to an additional $1,000,000 to fund the Company's reserve account required by the Girilambone lender, both payable on demand. If any balance remains outstanding at the close of business on March 31, 1997, Resources has the option to convert any or all of the balance into shares of common stock of the Company. The conversion price would equal the average of the high and low sales price of the Company's common stock for a twenty day trading period prior to and including March 31, 1997. During 1994, in conjunction with the closing of the aforementioned Australian offering, Resources converted $2,900,000 owed to it by the Company into 697,744 shares of common stock of the Company.

     The Company has filed a registration statement in Canada to sell up to 4,500,000 shares of its common stock in a public offering. In addition, Nord Resources Corporation has agreed to purchase that number of shares of the Company's common stock at the same purchase price as in the Canadian offering, so that after completion of the Canadian offering, Nord Resources Corporation would own approximately 30% of the Company's issued and outstanding shares of common stock. Nord Resources Corporation currently owns approximately 35% the Company's common stock. If the offering is successful, proceeds are anticipated to be used to fund the Company's 35% share of the cost of the feasibility studies at Ramu, additional exploration for gold at Tabar, exploration and feasibility studies at Girilambone and for working capital. There can be no assurance that the Canadian offering will be completed.

     The Company is in the exploration phase of all its projects except Girilambone. Additional efforts on all exploration projects will be required to determine the extent to which resources will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will likely have to seek external sources of financing to fund development of these resources.

     The Company believes funds required for continued general exploration activities in North America and for overhead expenses will be available from cash provided by Girilambone operations. Cash required to continue major exploration projects such as at Girilambone, Ramu and Tabar is expected to be provided from proceeds of the Canadian offering. Should the Canadian offering not proceed, expenditures on major exploration projects would have to be curtailed until suitable alternative funding could be obtained. Should development proceed on the Tabar gold project during 1997, the Company would likely seek funds through debt financing.

     Certain sections of this report contain forward-looking statements with regard to mineral reserves, potential capital expenditures and future operating costs. Such statements are based on management expectations, and in some cases, independent engineering evaluations. However, there can be no assurance that if development and construction do take place, that results will be as estimated.

RESULTS OF OPERATIONS

     During 1996, the Company recorded net earnings of $617,000 compared to net earnings of $1,103,000 in 1995 and $3,989,000 in 1994. Operating earnings were $3,403,000, $3,036,000 and $1,234,000 in 1996, 1995 and 1994,
respectively. Operating earnings increased duriing 1996 despite a considerable decline in the copper sales prices realized by the Company. An increase in copper sales prices was the major factor in the operating earnings increase in 1995 compared to 1994. Copper sold during 1996 totaled 14,400,000 pounds, a 25% increase over 11,280,000 pounds of copper sold in 1995, which was an increase of 6% over the 10,645,000 pounds of copper sold in 1994. During 1996, the Company received $1.05 per pound of copper sold compared to $1.35 per pound received in 1995 and $1.06 per pound in 1994. The copper hedging programs established by the Company resulted in an increase in revenue of $1,058,000 in 1996 and a decrase in revenue of $1,080,000 in 1995 and $27,000 in 1994. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of copper of $1.13 in 1996 compared to $1.25 realized in 1995 and $1.06 in 1994. The Company is required, under the terms of its financing arrangements, to continue its copper hedging program during the period the debt is outstanding. Copper production increased 29% in 1996 over 1995 due to the initiation of modifications to the production process and 9% in 1995 over 1994. Cost of sales per pound of copper declined to $.62 in 1996 compared to $.68 in 1995 and 1994. This decrease resulted from improved heap leaching efficiency after the introduction of forced heap aeration and from additional estimated reserves. Cost of sales as a percentage of sales increased slightly to 55% in 1996 from 54% in 1995. The lower selling price of copper realized was generally offset by higher copper recovery. A decline in the cost of sales percentage to 54% in 1995 compared to 65% in 1994 was due primarily to the higher copper sales prices realized in 1995.

     Costs incurred for abandoned projects primarily related to several exploration projects in Mexico which were abandoned based on unfavorable drilling results. General and administrative expense increased 20% in 1996 compared to 1995 and 10% in 1995 compared to 1994. The change was primarily due to an increase in overall exploration activities and costs associated with regulatory requirements.

     Interest and other income decreased during the three year period due to less cash available for investment. Interest and debt issuance costs also decreased as a result of repayment of debt under the Girilambone Financing Agreement.

     Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian currency compared to U.S. Currency. During 1996 and 1994, the Australian dollar strengthened compared to the U.S. dollar, while it weakened in 1995. In addition, the

Company had larger levels of foreign currency exchange contracts in place during 1994 compared to 1995 and 1996. A loss of $304,000 was recorded in 1996 resulting from a decline in the market value of copper contracts which were entered into in late 1995.

     A provision for income tases in Australia of $2,620,000 and $1,120,000 was recorded in 1996 and 1995, respectively, resulting from profits generated at Girilambone. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia. Although Australian taxable income in 1996 was comparable to 1995 levels, the provision was lower in 1995 as the Company benefitted from the use of net operating loss carryforwards which had previously been subject to a valuation allowance. Although the Company has recorded a provision for income taxes, no income taxes are payable for 1996 or 1995 because of the use of operating, exploration, and development loss carryforwards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Financial Statements:                            Page

         Independent Auditors' Report                             53
         Balance Sheets                                           54
         Statements of Operations                                 56
         Statements of Shareholders' Equity                       57
         Statements of Cash Flows                                 58
         Notes to Financial Statements                            59



ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

      None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 14, 1997

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS)


ASSETS (Note E)                                                  1996           1995
--------------------------------------------------          ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      439     $    3,656
  Accounts receivable (no allowance for
    doubtful accounts is considered necessary):
      Trade                                                      1,868          1,172
      Affiliates                                                    21             40
      Other                                                         43             49
                                                            ----------     ----------
                                                                 1,932          1,261
  Inventories:
      Copper                                                       131             88
      Supplies                                                     195            183
                                                            ----------     ----------
                                                                   326            271

  Forward currency exchange contracts (Note F)                      76          1,022
  Premium on copper contracts (Note F)                           1,193            348
  Prepaid expenses                                                  96            172
                                                            ----------     ----------

TOTAL CURRENT ASSETS                                             4,062          6,730

RESTRICTED CASH (Note E)                                                        1,080

FORWARD CURRENCY EXCHANGE CONTRACTS (Note F)                        18

PREMIUM ON COPPER CONTRACTS (Note F)                               311            960

DEFERRED COSTS ASSOCIATED WITH
  ORE UNDER LEACH, net of accumulated amortization
    of $8,569 in 1996 and $5,867 in 1995 (Note B)                7,897          5,606

PROPERTY, PLANT, AND EQUIPMENT at cost
  less accumulated depreciation (Note C)                         5,411          5,919

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
  Girilambone, net of accumulated amortization
    of $1,199 in 1996 and $799 in 1995 (Note B)                  4,471          1,356
  Exploration prospects (Note D)                                17,307         12,956

OTHER                                                              264             59
                                                            ----------     ----------
                                                            $   39,741     $   34,666
                                                            ----------     ----------
                                                            ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNT)


LIABILITIES AND SHAREHOLDERS' EQUITY                             1996           1995
--------------------------------------------------          ----------     ----------
CURRENT LIABILITIES:
   Accounts payable:
      Trade                                                 $    1,595     $    1,613
      Affiliates                                                   276             32
                                                            ----------     ----------
                                                                 1,871          1,645

   Note payable - Nord Resources Corporation (Note G)              947
   Accrued expenses                                              1,067            822
   Deferred gain on copper contracts (Note F)                    1,565
   Payable on copper contracts (Note F)                                           393
   Current maturities of long-term debt (Note E)                 1,700          3,930
                                                            ----------     ----------

TOTAL CURRENT LIABILITIES                                        7,150          6,790

LONG-TERM LIABILITIES:
   Long-term debt (Note E)                                       3,334          1,500
   Payable on copper contracts (Note F)                            311            883
   Deferred income tax liability (Note K)                        3,740          1,120
   Obligation under purchase agreement (Note D)                    795            744
   Retirement benefits (Note L)                                    202            169
                                                            ----------     ----------

TOTAL LONG-TERM LIABILITIES                                      8,382          4,416

CONTINGENT LIABILITIES (Note M)

SHAREHOLDERS' EQUITY (Notes G, I and N):
   Common stock, par value $.05 per share,
      authorized - 20,000,000 shares, issued
      and outstanding: 1996 - 9,515,654 and
      1995 - 9,492,254                                             476            475
   Additional paid-in capital                                   31,467         31,336
   Accumulated deficit                                          (8,532)        (9,149)
   Foreign currency translation adjustment                         798            798
                                                            ----------     ----------

                                                                24,209         23,460
                                                            ----------     ----------

                                                            $   39,741     $   34,666
                                                            ----------     ----------
                                                            ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 1996           1995           1994
                                                            ----------     ----------     ----------
SALES (Note I)                                              $   16,178     $   14,074     $   11,293

COSTS AND EXPENSES:
   Cost of sales (Note B)                                        8,969          7,664          7,289
   Abandoned and impaired projects                                 191            352             35
   General and administrative:
      Nord Resources Corporation (Note G)                          415            361            318
      Other                                                      3,200          2,661          2,417
                                                            ----------     ----------     ----------

         Total general and administrative                        3,615          3,022          2,735
                                                            ----------     ----------     ----------

      Total costs and expenses                                  12,775         11,038         10,059
                                                            ----------     ----------     ----------

OPERATING EARNINGS                                               3,403          3,036          1,234

OTHER INCOME (EXPENSE):
   Interest and other income                                       161            448            697
   Interest and debt issuance costs                               (406)          (604)          (992)
   Forward currency exchange contracts
      gain (loss) (Note F)                                         497           (279)         2,535
   Foreign currency transaction gain (loss)                       (114)          (378)           515
   Copper contracts (loss) (Note F)                               (304)
                                                            ----------     ----------     ----------

TOTAL OTHER INCOME (EXPENSE)                                      (166)          (813)         2,755
                                                            ----------     ----------     ----------

EARNINGS BEFORE INCOME TAXES                                     3,237          2,223          3,989

PROVISION FOR INCOME TAXES (Note K)                              2,620          1,120
                                                            ----------     ----------     ----------

NET EARNINGS                                                $      617     $    1,103     $    3,989
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
NET EARNINGS PER COMMON
   AND COMMON EQUIVALENT SHARE                              $      .06     $      .12     $      .43
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES (In thousands) (Notes A and N)                        10,053          9,559         10,800
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995  AND 1994
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)

                                                   Common Stock            Additional
                                             -------------------------       Paid-in      Accumulated
                                               Shares         Amount         Capital        Deficit
                                              (Note N)
                                             --------------------------------------------------------
BALANCE - December 31, 1993                   5,585,075     $      279     $   16,137     $  (13,773)

   Net earnings                                                                                3,989
   Compensation relating to
      restricted shares                                                            16
   Issuance of common stock                   3,200,000            160         12,304
   Stock option activity                          6,522                             3
   Conversion of long-term debt
      to common stock (Note G)                  697,744             35          2,865
                                             ----------     ----------     ----------     ----------

BALANCE - December 31, 1994                   9,489,341            474         31,325         (9,784)

   Net earnings                                                                                1,103
   Common stock issued relating to
      stock bonus plan                            2,913              1             11
   Dividend paid ($.05 per share)                                                               (468)
                                             ----------     ----------     ----------     ----------


BALANCE - December 31, 1995                   9,492,254            475         31,336         (9,149)


   Net earnings                                                                                  617
   Compensation relating to options
      issued to non-employees                                                      45
   Exercise of stock options                     23,400              1             86
                                             ----------     ----------     ----------     ----------

BALANCE - December 31, 1996                   9,515,654     $      476     $   31,467     $   (8,532)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS OF U.S. DOLLARS)


INCREASE (DECREASE) IN CASH                                                      1996           1995           1994
                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $      617     $    1,103     $    3,989
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
         Depreciation                                                           1,278          1,258            995
         Amortization                                                           3,259          2,736          3,043
         Compensation relating to non-qualified options,
            bonus shares and restricted stock                                      45             12             16
         Unrealized (gain) loss on forward currency exchange
            contracts                                                             988            977         (2,017)
         Foreign currency transaction loss (gain)                                 114            378           (515)
         Abandoned and impaired projects                                          191            352             35
         Deferred costs associated with ore under leach                        (4,992)        (3,558)        (3,627)
         Deferred income taxes                                                  2,620          1,120
         Derivative financial instruments                                         304
         Change in assets and liabilities:
            Accounts receivable                                                  (764)           (36)          (226)
            Inventories                                                           (45)           (47)           171
            Prepaid expenses                                                       80           (139)            11
            Accounts payable                                                      158            709           (378)
            Accrued expenses and other liabilities                                339            525           (613)
                                                                           ----------     ----------     ----------

   Net cash provided by operating activities                                    4,192          5,390            884

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (771)        (1,569)          (727)
   Payment of obligation under purchase agreement                                               (648)
   Deferred exploration costs                                                  (8,154)        (4,099)        (1,611)
                                                                           ----------     ----------     ----------

            Net cash (used in) investing activities                            (8,925)        (6,316)        (2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of long-term debt                                                  (1,185)        (4,703)        (5,771)
   Additions to long-term debt                                                    789          3,000            140
   Net borrowings - Nord Resources Corporation                                    947                            55
   Stock option activity                                                           87                             3
   Restricted cash                                                              1,080            (56)           115
   Issuance of common stock                                                                                  14,266
   Costs associated with issuance of common stock                                (265)                       (1,105)
   Dividends paid                                                                               (468)
                                                                           ----------     ----------     ----------

            Net cash provided by (used in) financing activities                 1,453         (2,227)         7,703

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                63           (340)           596
                                                                           ----------     ----------     ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (3,217)        (3,493)         6,845

CASH AND CASH EQUIVALENTS - beginning of year                                   3,656          7,149            304
                                                                           ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - end of year                                    $      439     $    3,656     $    7,149
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

CASH PAID FOR INTEREST                                                     $      384     $      449     $      950
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
NON-CASH TRANSACTIONS:
   Purchase of derivative financial instruments (Note F)                   $      311     $    1,308
                                                                           ----------     ----------
                                                                           ----------     ----------
   Conversion of long-term debt due to Nord Resources
      Corporation into common stock (Note G)                                                             $    2,900
                                                                                                         ----------
                                                                                                         ----------

See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(IN U.S. DOLLARS)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited (the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity carried on in North America, including Canada and Mexico, is primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany transactions are eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next 6 year period, based on the present proven reserves and copper within the leach pads. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

PROPERTY, PLANT AND EQUIPMENT

Non-mining property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment related to Girilambone is depreciated by the units-of-production method over the estimated reserves.

DEFERRED EXPLORATION AND DEVELOPMENT COSTS

All costs directly attributable to prospecting, exploration and development are deferred. Costs related to producing properties are amortized by the units-of-production method over the estimated reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

DEBT ISSUANCE COSTS

Professional fees and expenses relating to the issuance of debt are capitalized and amortized over the term of the related borrowings.

FOREIGN CURRENCY TRANSLATION

The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to U.S. dollar balances as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses. Prior to March 31, 1993, the Australian dollar was the functional currency for the Company's operations conducted in Australia, and the resulting translation adjustments were accumulated as a separate component of shareholders' equity through March 31, 1993.

FINANCIAL INSTRUMENTS

Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date.

Realized and unrealized gains and losses on forward currency exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Net unrealized gains and losses are included as assets or liabilities in the balance sheet.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings per common and common equivalent share for the years ended December 31, 1996 and 1995 is calculated using the treasury stock method. Net earnings per common and common equivalent share is computed on a modified treasury stock method during 1994 as options outstanding exceeded 20% of the Company's shares outstanding at December 31, 1994. Under this method of computation, all options outstanding are presumed exercised, and proceeds are deemed to be applied to reduce borrowing with any excess proceeds applied to the purchase of U.S. government securities. Net earnings and average common and common equivalent shares are adjusted to include the effect of the above calculation in determining the Company's net earnings per common and common equivalent share.

In February 1997, the Financial Accounting Standard Board issued Statement ("SFAS") No. 128, "Earnings Per Share." The Company has not adopted SFAS No. 128 in its December 31, 1996 financial statements and has not yet determined what affect its adoption will have on subsequently filed financial statements.

RESTATEMENT OF SHARE AND PER SHARE AMOUNTS

Pursuant to the 1 for 5 reverse stock split of the Company's common stock, effective March 10, 1997, all share and per share amounts have been restated to reflect the reverse stock split.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the classifications used in 1996. These reclassifications had no effect on net earnings or shareholders' equity as previously reported.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires review for impairment of long-lived assets whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 has had no effect on the Company's financial statements for the year ended December 31, 1996.
 .
ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."


B.   GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property ("Girilambone") in Australia. In 1996 mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. During 1996 and 1995 the estimated reserves were increased based on improved ore grades. The effect of this change was to increase net earnings at Girilambone by $120,000 ($.01 per share) and $188,000 ($.02 per share) in 1996 and 1995, respectively. Following is summarized balance sheet data of
Girilambone:

                                                                                               Amounts Included
                                                                 Total Girilambone              In Accompanying
                                                                  Joint Ventures             Financial Statements
                                                            -------------------------     -------------------------
Balance Sheet Data                                                 December 31,                  December 31,
(In thousands)                                                  1996           1995           1996           1995
------------------                                              ----           ----           ----           ----
Current assets                                              $    2,260     $      817     $      913     $      327
Deferred costs associated with ore under
  leach, net                                                    18,648         14,015          7,897          5,606
Property, plant and equipment, net                              12,494         13,651          5,019          5,460
Deferred exploration and development
  costs, net                                                    13,688          7,386          4,471          1,356
                                                            ----------     ----------     ----------     ----------

Total assets                                                    47,090         35,869         18,300         12,749

Current liabilities                                              3,412          2,437          1,436            975
                                                            ----------     ----------     ----------     ----------

Partners' equity                                            $   43,678     $   33,432     $   16,864     $   11,774
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Company's share of equity                                   $   18,535     $   13,373

Less:  Eliminations                                             (1,671)        (1,599)
                                                            ----------     ----------

Net assets recorded by Company                              $   16,864     $   11,774
                                                            ----------     ----------
                                                            ----------     ----------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                                        Year Ended December 31,

                                                  1996           1995           1994
                                                  ----           ----           ----
                                                             (In thousands)
Cost of Copper Sales:
  Total Girilambone Venture                  $   21,993     $   19,161     $   18,223
  Included in Financial Statements                8,969          7,664          7,289

General and Administrative:
  Total Girilambone Venture                  $      569     $      270     $      235
  Included in Financial Statements                  257            108             94

C.   PROPERTY, PLANT & EQUIPMENT

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)

Land                                                $    292       $    285
Plant, mining and milling equipment                    8,914          8,216
Furniture and fixtures                                   655            638
                                                    --------       --------
                                                       9,861          9,139
Less accumulated depreciation                          4,450          3,220
                                                    --------       --------

                                                    $  5,411       $  5,919
                                                    --------       --------
                                                    --------       --------


D.   DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)

Ramu                                                $  1,712       $  1,511
Tabar Islands                                         13,167          8,666
Girilambone Exploration Area                           2,207          2,635
Other                                                    221            144
                                                    --------       --------

                                                    $ 17,307       $ 12,956
                                                    --------       --------
                                                    --------       --------

RAMU

The Company entered into an agreement with its Ramu joint venturer to dilute its interest in the project. In return, the joint venturer was required to fund the next 5,000,000 Kina (Papua New Guinea currency) of expenditures on the project. As of December 31, 1996, the joint venturer has met and exceeded the required expenditure level. The Company had elected not to contribute its share of expenditures during the first three quarters of 1996, and its interest was reduced to 35% at September 30, 1996. However, the Company is now funding its share of expenditures on Ramu and intends to maintain its 35% interest. The Company currently does not have sufficient resources to fund its share of future commercial development costs, and would need to obtain additional funding for such costs.

The Papua New Guinea government has a right to acquire an interest of up to 30% in Ramu, at a price pro-rata to the accumulated exploration expenditure, at any time prior to the commencement of mining. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its equity in the project.

Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

In 1993 the Company increased its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price at December 31, 1996, of $795,000 (A$1,000,000) is payable in December 1998. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of Papua New Guinea will have no participating interest, once production has commenced, a royalty of 2% of sales will be payable to the government.

The former joint venture owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1996, totaled approximately $7,300,000. Current reserves indicate that production would be less than 150,000 ounces of gold annually.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

As the Company is still in the exploration and prefeasibility phase of all projects except Girilambone and the Girilambone North Project, additional efforts on all exploration properties will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realized.


E.   INDEBTEDNESS

                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                          (In thousands)

Girilambone financing agreement                     $  4,245       $  5,430
Loan payable                                             789
                                                    --------       --------
                                                       5,034          5,430
Less current maturities                               (1,700)        (3,930)
                                                    --------       --------

                                                    $  3,334       $  1,500
                                                    --------       --------
                                                    --------       --------

                          Maturities of long-term debt are as follows:
                                       (In thousands)

                              1997                         $1,700
                              1998                          1,700
                              1999                          1,634

GIRILAMBONE FINANCING AGREEMENT

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provides additional financing of $980,000, increasing the amount of financing available to $5,225,000, bearing interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are to be made quarterly beginning in March 1997 at the greater of $425,000 or 70% of available cash flow. The amount available of $980,000 was borrowed in February 1997 and the funds were used to repay the loan payable described below. The restructured agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. During 1996 the lender authorized the Company to utilize the funds from this reserve account for working capital needs and exploration activity and the Company has deposited $800,000 into this account as of February 28, 1997.

LOAN PAYABLE

At December 31, 1996, the Company had outstanding $789,000 under a loan facility provided by an Australian lender. This amount was repaid on February 28, 1997 with funds from the restructured Girilambone Financing Agreement. Accordingly, this loan is classified as long-term debt in the balance sheet.


F.   FINANCIAL INSTRUMENTS

The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for trading purposes.

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through March 31, 1998, the Company has entered into both swap and call option agreements for 1996 and 1997 and put options for the first quarter of 1998.

The Company entered into both swap and call option agreements with a single counterparty on a total of 13.2 million pounds of copper which settle ratably each month during 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options do not qualify as hedges and are recorded at market.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper maturing ratably each month from January 1998 through March 1998. This hedging program guarantees that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound.

Sales for the years ended December 31, 1996, 1995 and 1994, include $1,058,000 of gains and $1,080,000 and 27,000 of losses, respectively, that were realized in settlement of copper hedging contracts. The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.

                               Number of Contracts           Strike Price               Fair Value
                               or Notional Amount              Per Tonne             Asset (Liability)
                              ---------------------          ------------            -----------------
At December 31, 1996:
   Purchased call options     12 at 500 tonnes each          $   2,450                 $     142,000
   Swap agreements            12 at 500 tonnes each              2,250                     1,052,000
   Purchased put options       3 at 600 tonnes each              1,984                       273,000

At December 31, 1995:
   Purchased call options     21 at 500 tonnes each          $   2,635 - 2,450         $   1,142,000
   Swap agreements            21 at 500 tonnes each              2,435 - 2,250            (1,218,000)
   Purchased put options       3 at 500 tonnes each              2,350                         2,000
   Written call options        3 at 500 tonnes each              2,800                       (59,000)


A deferred loss on swap agreements of $164,000 is included in Premium on Copper Contracts in the balance sheet at December 31, 1995.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1996, the Company recognized a gain of $497,000 compared to a loss of $279,000 in 1995 and a gain of $2,535,000 in 1994 on these contracts. Outstanding contracts at December 31, 1996, total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S. $.7947. At December 31, 1995, outstanding contracts totaled $8,700,000.

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

The fair value of the Company's outstanding debt is not considered to be materially different from its carrying amount.

G.   NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 35% of the outstanding common stock of the Company. In October 1996, Resources agreed to make available to the Company, at Resources' discretion, up to $1,000,000 in the form of an operating loan and up to an additional $1,000,000 to satisfy the requirements of the Company's debt service reserve account with the Girilambone lender. The loans are payable upon demand and bear interest at the prime rate plus 1%. If any unpaid balance remains outstanding at the close of business on March 31, 1997, Resources has the option to convert any or all of the unpaid principal at that date into shares of common stock of the Company. The conversion price would equal the average of the high and low sales price of the Company's common stock for a twenty day trading period prior to and including March 31, 1997. The amount owed to Resources under the operating loan at December 31, 1996, was $947,000.

In February 1994, simultaneous with the closing of the Australian Offering, Resources converted $2,900,000 owed it by the Company into 697,744 shares of common stock of the Company at $4.15 per share.

Interest expense under loans from Resources was $7,000 and $24,000 for the years ended December 31, 1996, and 1994, respectively. Resources provides certain services to the Company under a management agreement. Resources is reimbursed for all direct expenses and a portion of its overhead associated with the operations of the Company.


H.   OPERATING LEASES

The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:

     1997          $121,000
     1998            74,000
     1999             5,000
                   --------
                   $200,000
                   --------
                   --------


Rent expense for operating leases was $206,000, $238,000, and $239,000, for the years ended December 31, 1996, 1995 and 1994, respectively.


I.   SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's three stock option plans, options have been granted at market price at date of grant (incentive stock options) and at or less than market value at date of grant (non-qualified options). In addition, during 1996, 1995 and 1994, non-plan options totaling 224,000, 12,000 and 264,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of market value at date of grant. During 1996, 1995 and 1994, non-plan options for 33,600, 10,000 and 24,000 shares, respectively, were issued to certain consultants to the Company.

Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1996, 207,078 shares are available for future grant under the stock option plans.

A summary of the status of the Company's stock option plans and non-plan options as of December 31, 1996, 1995, and 1994 and changes during the years ending on those dates is presented below:

                                                       1996                           1995                          1994
                                                       ----                           ----                          ----
                                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                                               AVERAGE                       AVERAGE                       AVERAGE
                                                              EXERCISE                      EXERCISE                      EXERCISE
OPTIONS                                         SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
-------                                         ------          -----         ------          -----         ------          -----
Outstanding at Beginning of Year              1,342,400     $     3.95      4,142,000     $     4.72        603,200     $     3.55
Granted                                         347,200           4.50        401,200           4.00      3,618,800           4.90
Exercised                                       (23,400)          3.75                                      (12,922)          2.65
Forfeited                                        (2,000)          4.40     (3,200,800)          4.95        (67,078)          4.20
                                             ----------                    ----------                    ----------
Outstanding at End of Year                    1,664,200           4.05      1,342,400           3.94      4,142,000           4.72
                                             ----------                    ----------                    ----------
                                             ----------                    ----------                    ----------

Options Exercisable at Year-End               1,161,600     $     3.95        910,400     $     3.91      3,894,400     $     4.74

Weighted average fair value of
   options granted during year                              $     1.87                    $     1.66


     The assumptions used in determining the fair value of options granted during 1996 and 1995 are as follows:

               Expected Volatility                55%
               Expected Life of Grant             Three Years
               Risk-Free Interest Rate            5.03%
               Expected Dividend Rate             None


     The following table summarizes information about stock option plans and non-plan options at December 31, 1996:

                                                  Options Outstanding
                                                  -------------------
                                                              Weighted-Average
     Range of Exercise Prices Per Share      Outstanding        Contract Life    Options Exercisable
     ----------------------------------      -----------      ----------------   -------------------

     $2.54                                      216,000           4.00 Years       216,000
      3.91                                       36,000           5.25              36,000
      4.00                                      395,000           3.13             206,000
      4.26                                      272,800           6.17             272,800
      4.38                                      113,200           7.25             113,200
      4.45                                      272,000           2.25             272,000
      4.50                                      347,200           4.08              33,600
      4.95                                       12,000           7.00              12,000
                                             ----------          -----------    ----------
     $2.54 - $4.95                            1,664,200           4.15 Years     1,161,600
                                             ----------          -----------    ----------
                                             ----------          -----------    ----------

STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 shares of common stock as incentive bonuses. At December 31, 1996, 76,193 shares have been awarded and 3,807 shares are available for future award. During 1995, the Company awarded 2,913 bonus shares under this plan at a weighted average price of $4.00 per share.

A total of 1,875,085 shares have been reserved for exercise of stock options and for award under the Stock Bonus Plan.

PUBLIC OFFERING

On February 15, 1994, the Company completed an offering of its common stock in Australia. The offering consisted of 3,200,000 shares of the Company's common stock together with 3,200,000 detachable options to purchase additional shares of the Company's common stock. These options expired on June 30, 1995.

OTHER

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees. For the years ended December 31, 1996 and 1995, compensation related to issuance of options to non-employees and bonus shares totaled $45,000 and $12,000, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per common and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                              Year Ended December 31,
                                                               1996             1995
                                                               ----             ----
                                                                  (In thousands)
     Net Earnings                       As reported           $    617       $  1,103
                                        Pro forma             $      1       $    656

     Net Earnings Per Common and
     Common Equivalent Share            As reported           $    .06       $    .12
                                        Pro forma             $      -       $    .07

J.   SIGNIFICANT CUSTOMERS

Sales in 1996 include copper sales to two customers of $11,309,000 and $2,521,000. Sales in 1995 include copper sales to two customers of $11,255,000 and $2,926,000. Sales in 1994 include copper sales to two customers of $9,622,000 and $1,543,000. Management believes the loss of either or both of these customers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.


K.   INCOME TAXES

Under Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event any such taxes are imposed, the Company will be exempted from taxation until the year 2016. Although the Company is not subject to income taxes, it has subsidiaries which are subject to income taxes in their respective foreign countries.

Net operating loss carryforwards of $4,100,000 which expire from 2005 through 2009 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $800,000 and development cost carryforwards of $2,300,000 are available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $15,900,000 are available in Papua New Guinea, provided sufficient projects are developed in that country. Carryforwards totaling $15,500,000 may be carried forward indefinitely against future earnings in Papua New Guinea. Carryforwards totaling $400,000 expire between the years 2000 and 2007.

The principal deferred tax assets and (liabilities) for the United States, Australia, Papua New Guinea and Mexico are as follows:


                                                            December 31,
                                                        1996           1995
                                                        ----           ----
                                                           (In thousands)
   Long-term deferred tax assets
      and (liabilities):
      United States:
      Deferred tax assets:
         Deferred compensation                      $     68       $     57
         Net operating loss carryforwards              1,384          1,266
                                                    --------       --------
                                                       1,452          1,323
   Deferred tax (liabilities) -
      Depreciation                                        (5)           (11)

   Valuation allowance                                (1,447)        (1,312)
                                                    --------       --------
         Total United States                        $      0       $      0
                                                    --------       --------
                                                    --------       --------

   Australia:
      Deferred tax assets:
      Exploration cost carryforwards                     296          1,935
      Development cost carryforwards                     827            752
      Other                                              203             74
                                                    --------       --------
                                                       1,326          2,761


   Deferred tax (liabilities):
      Unrealized gain on currency contracts              (34)          (368)
      Deferred leach costs                            (2,843)        (2,018)
      Exploration and development costs               (1,613)        (1,040)
      Depreciation                                      (448)          (397)
      Other                                             (128)           (58)
                                                    --------       --------
                                                      (5,066)        (3,881)
                                                    --------       --------
         Total Australia                            $ (3,740)      $ (1,120)
                                                    --------       --------
                                                    --------       --------

   Papua New Guinea:

      Deferred tax assets:
         Exploration cost carryforwards             $  4,029       $  3,208

      Deferred tax liability:
         Deferred exploration costs                   (3,891)        (2,942)

      Valuation allowance                               (138)          (266)
                                                    --------       --------
         Total Papua New Guinea                     $      0       $      0
                                                    --------       --------

   Mexico:
      Operating loss carryforwards                  $    497       $    308

      Valuation allowance                               (497)          (308)
                                                    --------       --------
         Total Mexico                               $      0       $      0
                                                    --------       --------
                                                    --------       --------


A valuation allowance has been provided for 100% of the Company's net deferred tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on use of the carryforwards.

The Company had taxable income from its operations in Australia during 1996 and 1995, which required the utilization of all its trading loss carryforwards and a portion of its development cost carryforwards.

                                                                      Year Ended December 31,
                                                               1996           1995           1994
                                                               ----           ----           ----
                                                                           (In thousands)
Currently payable:
  Australia                                                 $    2,934     $    2,035     $    1,150
  Use of Australian carryforwards                               (2,934)        (2,035)        (1,150)
                                                            ----------     ----------     ----------
                                                                     0              0              0

Change in deferred income taxes                                  2,424          1,389          1,731

Change in valuation allowance                                      196           (269)        (1,731)
                                                            ----------     ----------     ----------

Provision for income taxes                                  $    2,620     $    1,120     $        0
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


Principal reasons for the differences between the income taxes at the statutory U.S. rate and income tax expense as recorded:

                                                                      Year Ended December 31,
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                                           (In thousands)
Income taxes at statutory U.S. tax rate                     $    1,101     $      756     $    1,356

Permanent differences                                              (34)             9             (6)

Difference between Australian and
  U.S. tax rates                                                   121            107            (53)

Non-deductible losses of subsidiaries                            1,000          1,006            528

Effect of Australian tax rate increase
  on deferred income tax assets                                                   (59)

Decrease in Australian valuation allowance                                       (651)        (1,975)

Other                                                              432            (48)           150
                                                            ----------     ----------     ----------

Income tax expense                                          $    2,620     $    1,120     $        0
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

L.   PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $47,000, $41,000 and $59,000, for the years ended December 31, 1996, 1995 and
1994 respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1996 and 1995, the cash surrender value of $209,700 and $174,100, respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1996, 1995 and 1994, was $68,000, $59,000 and $76,000, respectively. Pension expense for 1996, 1995 and 1994, included $42,000, $36,000 and $62,000, respectively, of service cost and $26,000, $23,000, $14,000, respectively, of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1996 and 1995 was $501,000 and $413,000, respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 7% in 1996 and 7.5% in 1995. The assumed rate of future pay increase was 5% in all years presented. Pension expense and liability are determined on an annual basis.


M.   EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment.

The maximum contingent liability under these agreements is approximately $526,000 at December 31, 1996.


N.   SUBSEQUENT EVENTS

A special meeting of shareholders was held on February 17, 1997, where approval was given for 1) a reverse stock split whereby one new share of common stock, $.05 par value per share ("New Common Stock"), will be exchanged for every five shares of common stock, $.01 par value per share ("Old Common Stock"); 2) the sale of up to 4,500,000 shares of New Common Stock in an offering in Canada; and
3) the Board of Directors to delist the Company's common stock from the Australian Stock Exchange. There can be no assurance that the sale of common stock in the offering in Canada will be completed.

The effective date for the reverse stock split was March 10, 1997. Each share of New Common Stock is equivalent to an American Depository Receipt ("ADR") currently trading on NASDAQ. The Company will terminate the ADR Program and delist the ADRs from the NASDAQ Stock Market, which termination will be effective on or about June 10, 1997. The Company has applied to the NASDAQ Stock Market to list the New Common Stock on the National Market System. Both the New Common Stock and the ADRs will be listed on the NASDAQ Stock Market during a transition period. All shares and per share amounts have been restated to reflect the reverse stock split.

Effective March 5, 1997, the Company's Common Stock was delisted from the Australian Stock Exchange.

O.   DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these consolidated financial statements. U. S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canandian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes and net earnings for the year ended December 31, 1996, would be increased by $45,000 and general and administrative expense would be reduced by the same amount.

PART III

ITEM 10, 11, 12 AND 13.

      The information required by Part III is incorporated by reference to the Company's Proxy Statement to be dated April 30, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements: The financial statements of Nord Pacific Limited are included in Part II, Item 8 of this Form 10-K.

(a)2.    Financial Statement Schedules

         None

(a)3.    Exhibits

         See "Exhibit Index" on Page 76

(b).     Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED

By:  /s/Edgar F. Cruft
     -------------------
     Edgar F. Cruft
     Chairman of the Board and Chief Executive Officer

March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                    Title                        Date

/s/Edgar F. Cruft        Chairman, Chief Executive               March 25, 1997
----------------------
Edgar F. Cruft          Officer and Director
                        (principal executive officer)

/s/W. Pierce Carson      President and Director                  March 25, 1997
----------------------
W. Pierce Carson

/s/Terence H. Lang       Vice President, Treasurer               March 25, 1997
----------------------
Terence H. Lang         and Director
                        (principal financial & accounting officer)

/s/Leonard Lichter       Director                                March 25, 1997
----------------------
Leonard Lichter

/s/Lucile Lansing        Director                                March 25, 1997
----------------------
Lucile Lansing

/s/Michel J. Drew        Director                                March 25, 1997
----------------------
Michel J. Drew

/s/John C.R. Collis      Director                                March 25, 1997
----------------------
John C.R. Collis

/s/John B. Roberts       Director                                March 25, 1997
----------------------
John B. Roberts

                                EXHIBIT INDEX

Sequentially
Exhibit                                                                 Numbered
Number                             Exhibit                              Page
------                             -------                              ----

3.1 Registrant's Amended Memorandum of Association. Reference is made to Exhibit 3.2 to Registrant's 1993 Form 10-K.

3.2 Registrant's Amended By-Laws. Reference is made to Exhibit 3.3 to Registrant's 1993 Form 10-K.

10.1   Amended Joint Venture Agreement of Nord-Highlands Mineral
       Venture-I. Reference is made to Exhibit 10.1 in Registrant's Registration Statement on Form S-4 (33-25683).

10.2   Trust Deed dated December 28, 1978 between Nord Australex Nominee
       Pty. Ltd. and Nord Australex Limited Partnership.  Reference is made to
       Exhibit 10.4 in Registrant's Registration Statement on Form S-4
       (33-25683).

10.3 Memorandum of Association and Articles or Association of Nord Australex Nominees Pty. Ltd. Reference is made to Exhibit 10.5 in Registrant's Registration Statement on Form S-4 (33-25683).

10.4 Deed of Acknowledgement dated February 6, 1981 of Nord Australex Nominees Pty. Ltd. Reference is made to Exhibit 10.6 in Registrant's Registration Statement on Form S-4 (33-25683).

10.5 Memorandum of Association and Articles of Association of Nord Resources (Pacific) Pty. Ltd. Reference is made to Exhibit 10.7 in Registrant's Registration Statement on Form S-4 (33-25683).

10.6   Management Agreement dated December 29, 1978 between Nord
       Australex Nominees Pty. Ltd. and Nord Resources (Pacific) Pty. Ltd. Reference is made to Exhibit 10.8 in Registrant's Registration Statement on Form S-4 (33-25683).

10.7   Trust Deed dated December 29, 1978 between Nord Australex Nominees
       (PNG) Pty. Ltd. and Nord Australex Limited Partnership. Reference is made to Exhibit 10.9 in Registrant's Registration Statement on Form S-4 (33-25683).

                                EXHIBIT INDEX

Sequentially
Exhibit                                                                 Numbered
Number                             Exhibit                              Page
------                             -------                              ----

10.8 Memorandum of Association and Articles of Association of Nord Australex Nominees (PNG) Pty. Ltd. Reference is made to Exhibit
       10.10 in Registrant's Registration Statement on Form S-4 (33-25683).

10.9 Deed of Acknowledgment dated February 8, 1981 of Nord Australex Nominees (PNG) Pty. Ltd. Reference is made to Exhibit 10.11 in Registrant's Registration Statement on Form S-4 (33-25683).

10.10 Memorandum of Association and Articles of Association of Nord Exploration Company (Pty.) Limited. Reference is made to Exhibit
       10.12 in Registrant's Registration Statement on Form S-4 (33-25683).

10.11  Management Agreement dated December 29, 1978 between Nord
       Australex Nominees (PNG) Pty. Ltd. and Nord Exploration Company (Pty.) Ltd. Reference is made to Exhibit 10.13 in Registrant's Registration Statement on Form S-4 (33-25683).

10.12  Joint Venture Agreement dated November 17, 1978 among Nord
       Exploration Company (Pty.) Limited, Carpentaria Exploration Company Pty. Ltd. and Eastern Pacific Mines Pty. Limited. Reference is made to
       Exhibit 10.23 in Registrant's Registration Statement on Form S-4 (33-25683).

10.13 Deed of Variation dated November 29, 1986 among Nord Australex Nominees (PNG) Ltd., Nord Exploration Company (PNG) Limited, Carpentaria Exploration Company Pty. Ltd. and Eastern Pacific Mines Pty. Limited. Reference is made to Exhibit 10.24 in Registrant's Registration Statement on Form S-4 (33-25683).

10.14  Deed of Assignment dated October 3, 1987 among Carpentaria
       Exploration Company Pty. Ltd. , Nord Australex Nominees (PNG)
       Pty. Ltd., Eastern Pacific Mining Pty. Limited and Highlands Gold Properties Pty. Limited. Reference is made to Exhibit 10.25 in Registrant's Registration Statement on Form S-4 (33-25683).

10.15 Prospecting Authority No: 192 dated February 27, 1992 (Ramu River). Reference is made to Exhibit 10.20 to Registrant's 1991 Form 10-K.

                                EXHIBIT INDEX

Sequentially
Exhibit                                                                 Numbered
Number                             Exhibit                              Page
------                             -------                              ----

10.16 Extension of Prospecting Authority No. 609 dated July 29, 1993 (Tabar Islands). Reference is made to Exhibit 10.19 to Registrant's 1993 Form 10-K.

10.17 Management Agreement dated April 2, 1990 between Registrant and Nord Resources Corporation. Reference is made to Exhibit 10.24 to Registrant's Form 10-K for 1990.

10.18  Registrant's 1989 Stock Option Plan.  Reference is made to Exhibit
       10.25 to Registrant's Form 10-K for 1990.

10.19  Registrant's 1990 Stock Bonus Plan.  Reference is made to Exhibit
       10.26 to Registrant's Form 10-K for 1990.

10.20  Agreement dated April 2, 1990 between Registrant and Edgar F. Cruft,
       W. Pierce Carson, Leonard Lichter and Terence H. Lang relating to 110,000 shares of Restricted Stock. Reference is made to Exhibit 10.29 to Registrant's Form 10-K for 1990.

10.21  Registrant's 1991 Stock Option Plan.  Reference is made to Exhibit
       10.31 to Registrant's 1991 Form 10-K.

10.22 Assumption agreement of W. Pierce Carson. Split Dollar Insurance and Supplemental Compensation Plan. Reference is made to Exhibit 10.37 to Registrant's 1991 Form 10-K.

10.23 Joint Venture Agreement between Registrant and Straits Engineers Contracting Pte Ltd. Reference is made to Exhibit 2.2 to Registrant's Form 8-K filed on December 23, 1991.

10.24 Severance agreement. W. Pierce Carson dated April 1, 1992. Reference is made to Exhibit 10.33 to Registrant's 1992 Form 10-K.

10.25 Severance agreement. Mark R. Welch dated April 2, 1992. Reference is made to Exhibit 10.34 to Registrant's 1992 Form 10-K.

                                EXHIBIT INDEX

Sequentially
Exhibit                                                                 Numbered
Number                             Exhibit                              Page
------                             -------                              ----

10.26 Amendment to Ramu Joint Venture Agreement the Registrant and High-lands Gold Ltd. dated May 13, 1992. Reference is made to Exhibit 10.36 to Registrant's 1992 Form 10-K.

10.27 Girilambone Mining Joint Venture Agreement between Registrant and Straits Resources Pty. Ltd. dated August 26, 1992. Reference is made to
       Exhibit 10.37 to Registrant's 1992 Form 10-K.

10.28 Girilambone Exploration Joint Venture Agreement between Registrant and Straits Resources Pty. Lrd. dated August 26, 1992. Reference is made to Exhibit 10.28 to Registrant's 1992 Form 10-K.

10.29 Girilambone Project Co-Ordination Agreement between Registrant and Straits Resources Pty. Ltd. dated August 26, 1992. Reference is made to
       Exhibit 10.39 to Registrant's 1992 Form 10-K.

10.30  Girilambone Variation Agreement between Registrant and Straits
       Resources Pty. Ltd. dated August 26, 1992.  Reference is made to Exhibit
       10.40 to Registrant's 1992 Form 10-K.

10.31 Girilambone Facility Agreement between the Registrant and the R&I Bank of Western Australian Ltd. dated January 12, 1993. Reference is made to Exhibit 10.41 to Registrant's 1992 Form 10-K.

10.32 Girilambone Facility Agreement between Registrant and Rothschild Australia Ltd. dated February 5, 1993. Reference is made to Exhibit
       10.42 to Registrant's 1992 Form 10-K.

10.33  Commodity Swap Agreement between Registrant and R&I Bank of
       Western Australia dated January 12, 1993.  Reference is made to Exhibit
       10.43 to Registrant's 1992 Form 10-K.

10.34 Commodity Option Agreement between Registrant and R&I Bank of Western Australia dated January 12, 1993. Reference is made to
       Exhibit 10.44 to Registrant's 1992 Form 10-K.

                                EXHIBIT INDEX

Sequentially
Exhibit                                                                 Numbered
Number                             Exhibit                              Page
------                             -------                              ----

10.35 Deed Polls regarding the Nord Australex Exploration (Australian) Trust entered into by Nord Gold Company, Registrant and Nord-Highlands Mineral Venture-I dated January 12, 1993. Reference is made to Exhibit 10-45 to Registrant's 1992 Form 10-K.

10.36 Underwriting Agreement between Registrant and Prudential-Bache Securities (Australia) Limited dated December 17, 1993. Reference is made to Exhibit 10.50 to Registrant's 1993 Form 10-K.

10.37 Deed of Agreement between Registrant, Straits Engineers Contracting PTE Ltd and Straits Resources Pty. Ltd. regarding Girilambone
       Copper Project Joint Venture. Reference is made to Exhibit 10.53 to Registrant's 1993 Form 10-K.

10.38 Purchase Agreement between Registrant and Kennecott Explorations (Australia) Ltd. and Niugini Mining Limited dated August 30, 1993. Reference is made to Exhibit 10.58 to Registrant's 1993 Form 10-K.

10.39 Nord Pacific Limited Stock Option effective April 7, 1994. Reference is made to Exhibit 10.39 to Registrant's 1994 Form 10-K.

10.40 ADR Deposit Agreement with Bank of New York. Reference is made to Exhibit 10.41 to Registrant's 1995 Form 10-K.

10.41  Copper hedge executed December 5, 1996 with Rothschild Australia
       Limited.

10.42 Amended and Restated Facility Agreement between the Registrant and Bank of Western Australia Ltd. dated February 28, 1997.

                                EXHIBIT INDEX

Sequentially
Exhibit                                                               Numbered
Number                             Exhibit                            Page
------                             -------                            ----

10.43  Promissory Note between the Registrant and Nord Resources
       Corporation dated October 24, 1996.

11.1   Computation of Earnings Per Share - 1994. Reference is made to
       Exhibit 11.1 to Registrant's 1994 Form 10-K

22.1 Subsidiaries of Registrant. Reference is made to Exhibit 22.1 to Registrant's 1992 Form 10-K.

24.1   Consent of Deloitte & Touche.

27.1   Financial Data Schedule

28.1 Assurance under The Exempted Undertaking Tax Protection Act, 1966, issued by the Minister of Finance of the Island of Bermuda. Reference is made to Exhibit 28.3 in Registrant's Registration Statement on Form S-4 (33-25683).