Form 10-K405/A
period 1996-12-31
NORD PACIFIC LIMITED
filed 1997-04-30
CIK 843296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1
(Mark One)

    /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from _________ to ________

    Commission file Number 000-19182

                             Nord Pacific Limited

             (Exact name of registrant as specified in its charter)

           Bermuda                                       Not Applicable
           -------                                       --------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

22 Church Street,
Hamilton HM FX, Bermuda                                  Not Applicable
-----------------------                                  --------------
(Address of principal                                    (Zip Code)
executive offices)

Registrant's telephone number, including area code: (441) 292-2363

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock $.05 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates based on the average of NASDAQ bid and asked ADR quotations as of March 14, 1997, was $39,500,000.

The number of common shares outstanding as of March 14, 1997 was 9,515,654.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Each director holds office until the next annual meeting of stockholders and until their successors are elected and qualified. There are no family relationships among any nominees or directors or among them and any officer of the Corporation or any of its subsidiaries.

     Set forth below is certain information for each nominee for election as director and each executive officer named in the Summary Compensation Table.

       Nominees for                      Director
       Election as Directors     Age     Since
       ---------------------     ---     -----

       Edgar F. Cruft             64       1988
       W. Pierce Carson           54       1988
       Terence H. Lang            60       1988
       Leonard Lichter            69       1988
       John C.R. Collis           38       1988
       Michel J. Drew             61       1988
       Lucile Lansing             68       1990
       John B. Roberts            61       1994


       Other Named Executive             Officer
       Officers                  Age     Since
       --------                  ---     -----

       Mark R. Welch              58       1990

     Dr. Cruft is the Chairman and Chief Executive Officer of the Corporation and has been so since its inception. He is also a founder of Nord Resources Corporation and has served as its Chairman, President, Chief Executive Officer and a director since its inception in 1968. He holds a Bachelors Degree in Geology from Durham University, England and a Ph.D. in Geochemistry from McMaster University, Canada.

     Dr. Carson is a director and the President of the Corporation and has been so since its inception. He was previously Senior Vice President of Exploration for Nord Resources Corporation and has 30 years experience in the mining industry. Between 1980 and April 1990, he was responsible for closely directing exploration and mining activities for the Corporation's predecessor while under the employment of Nord Resources Corporation. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and a Ph.D. in Economic and Structural Geology from Stanford University. Dr. Carson has been a director of Nord Resources Corporation since January 1994.

     Mr. Lang is a director, Vice President and the Treasurer of the Corporation and has been so since its inception. He is and has been a director and employee of Nord Resources Corporation since 1978 and holds a degree in business administration. He is Senior Vice President-Finance and Treasurer of Nord Resources Corporation.

      Mr. Lichter is a director of the Corporation and has been so since its inception. He is an attorney and a Certified Public Accountant and since 1971 has been a principal in the law firm of Spitzer & Feldman P.C., New York, New York, which is counsel to the Corporation. He is also a director of Nord Resources Corporation.

      Mr. Collis, a director of the Corporation since its inception, is, and has been employed for more than the past five years at Conyers, Dill & Pearman, Barristers and Attorneys, Hamilton, Bermuda, where he is a partner and which firm is special Bermuda counsel to the Corporation. Mr. Collis received a Bachelor of Commerce degree from McGill University, Canada, and a Bachelor of Arts (Jurisprudence) from Oxford University, England. He is a member of the Bar of England and Wales and of the Bar of Bermuda. The registered office of the Corporation is located at the offices of Conyers, Dill & Pearman.

      Mr. Drew, a director of the Corporation since its inception, is President and a majority stockholder of International Services Limited, a management services company based in Bermuda which provides services to the Corporation. He is a director of Old Mutual South Africa Trust and Old Mutual Equity Growth Assets South Africa Fund. He is a member of the Institutes of Chartered Accountants of Canada, Ontario and Bermuda and of the executive committee of the International Companies Division of the Bermuda Chamber of Commerce. The executive offices of the Corporation are located at the offices of International Services Limited.

      Ms. Lansing, a director of the Corporation since May 1990, is, and has been since 1979, President of Lansing Financial Group, Inc., the general partner of a venture capital fund and also a registered securities principal which provides general administrative services to registered representatives.
 She is also Chief Executive Officer of Ceracon, Inc., a technology company and a director of Octus, Inc. of San Diego, California.

      Mr. Roberts became a director of the Company in January 1994. He has over 39 years of mining related experience and was Chairman of Australian Resources Limited from August 1993 to February 1997 and is presently a director. Australian Resources Limited is a public company producing gold and copper in Australia. Mr. Roberts was previously Managing Director of Homestake Gold of Australia Limited, which he served in various capacities in Australia and the United States. He holds a Bachelor of Science degree in Geology from University of Adelaide, South Australia and is a Fellow of the Australian Institute of Mining and Metallurgy, among other professional association memberships.

      Mark Welch, 58, was appointed Vice President-Development of the Corporation in February 1990. Mr. Welch was Chief Engineer of Ranchers Exploration and Development Corporation from 1974-1984 where he had major responsibility for development and operation of various gold, silver, copper, uranium and industrial minerals projects. From 1984 to 1990 he was Vice President of

Western Resources Corporation, a mining industry company. He holds the degree of B.S. Mining Engineering from Washington State University.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors, executive officers and beneficial holders of more than 10% of the Corporation's Common Stock to file with the United States Securities and Exchange Commission ("SEC) initial reports of ownership and reports of changes in ownership of Common Stock of the Corporation. Based solely upon the Corporation's review of copies of forms it receives from executive officers, directors and beneficial holders owning more than 10% of the outstanding shares of Common Stock of the Corporation and on written representations from certain of such persons, the Corporation believes that during the fiscal year ended December 31, 1996 all filing requirements under Section 16(a) of the Exchange Act were made by such persons on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation earned in fiscal years ended December 31, 1996, 1995 and 1994 by (hereinafter collectively "Named Executive Officers") (i) the Chief Executive Officer of the Corporation and
(ii) the Corporation's other most highly compensated executive officers, whose aggregate salary and dollar value of bonus for the fiscal year ended December 31, 1996 exceeded $100,000.

                          Annual Compensation                       Long Term Compensation
                       ---------------------------                ------------------------
                                                                             Awards
                                                                   ------------------------
                                                        Other              Securities
                                                        Annual             Underlying,
Name & Principal                Salary       Bonus   Compensation         Options/SARs
Position               Year       ($)         ($)        ($)               Options (#)
-------------------------------------------------------------------------------------------
Edgar F. Cruft -       1996     166,810                20,760(1)             48,000(3)
CEO2                   1995     158,840                20,760(1)             60,000(6)
                       1994     150,432                                      72,000
-------------------------------------------------------------------------------------------
W. Pierce Carson -     1996     230,475                79,408(4)             48,000(3)
President              1995     218,705                77,302(4)             60,000(6)
                       1994     197,558                55,041(4)             72,000
-------------------------------------------------------------------------------------------
Mark R. Welch -        1996     125,500                61,293(4)             25,600(5)
Vice President         1995     118,422                55,264(4)             32,000(7)
Development            1994     100,058                29,780(4)             32,000
-------------------------------------------------------------------------------------------

(1)  Represents the Company's contribution to Dr. Cruft's 401(k) plan.

(2) Dr. Cruft devotes approximately 25% of his working time to the activities of the Corporation.

(3) Subject to a one year restriction on exercise from February 2, 1996 for 24,000 shares and two years for 24,000 shares.

(4) Includes additional cash compensation of $50,300, $47,600 and $49,700 to Dr. Carson and $43,100, $40,800 and $28,400 to Mr. Welch for 1996,
     1995 and 1994 respectively paid as a living allowance since the Company's business requires these officers to spend a significant portion of their time in Australia. Also includes $20,760 to Mr. Carson in 1996 and 1995 and $16,390 to Mr. Welch in 1996 as the Company's contribution to each individual's 401(k) plan.

(5) Subject to a one year restriction on exercise from February 2, 1996 for 12,800 shares and two years for 12,800 shares.

(6) Subject to a one year restriction on exercise from January 31, 1995 for 30,000 shares and two years for 30,000 shares.

(7) Subject to a one year restriction on exercise from April 6, 1995 for 16,000 shares and two years for 16,000 shares.

------------------------------------------

     The following table shows as to each Named Executive Officer for the 1996 calendar year (i) the number of shares with respect to which options were granted by the Corporation (ii) the percentage of total options granted to employees, (iii) the per share exercise price for such options, (iv) the expiration date of the options, and (v) potential realized value of the options.

                             OPTION GRANTS IN 1996

                                            Individual Grants
                  ------------------------------------------------------------------------------
                                                                       Potential Realizable
                                                                       Value at Assumed
                  Number of    % of  Total                             Annual Rates of Stock
                  Securities   Options                                 Price Appreciation for
                  Underlying   Granted to    Exercise or               Option Term(2)
                  Options      Employees in  Base Price   Expiration
Name              Granted (#)  1996(1)       ($/SH)       Date              5%          10%
------------------------------------------------------------------------------------------------
Edgar F. Cruft      48,000        13.8           4.50     Feb. 2, 2001   $59,677      $131,870
------------------------------------------------------------------------------------------------
W. Pierce Carson    48,000        13.8           4.50     Feb. 2, 2001   $59,677      $131,870
------------------------------------------------------------------------------------------------
Mark Welch          25,600         7.4           4.50     Feb. 2, 2001   $31,828      $ 70,331
------------------------------------------------------------------------------------------------

(1)  The Corporation granted options to purchase 347,200 shares in 1996.

(2) Dollar amounts under these columns are the result of calculations based on assumed annualized rates of stock appreciation of 5% and 10% as prescribed by the SEC. The assumed rates are not intended by the Corporation to forecast possible future appreciation, if any, of its stock price, which will be determined by future events and unknown factors.

     The following table presents information concerning options exercised during 1996 and the value of unexercised options at December 31, 1996 for each Named Executive Officer.

                       AGGREGATED OPTION EXERCISES IN 1996
                           AND YEAR-END OPTIONS VALUES

                                        Number of Securities
                                        Underlying Unexercised     Value of Unexercised In-the-
                     Shares Acquired    Options at December 31,    Money Options at December
Name                 on Exercise        1996 (#)                   31, 1996(1) ($)
------------------------------------------------------------------------------------------------
                                        Exercisable/Unexercisable  Exercisable/Unexercisable
                                        -------------------------  -------------------------
Edgar F. Cruft           None             238,000      78,000        599,658      153,938
W. Pierce Carson         None             238,000      78,000        599,658      153,938
Mark R. Welch            None             111,200      41,600        253,115       82,100

------------------------------
(1) Based upon the closing price of the Corporation's Common Stock on December 31, 1996 of $6.2813 per share as quoted on NASDAQ and after giving effect to the 5 for 1 reverse stock split effective March 10, 1997.


                  RETIREMENT AND CHANGE IN CONTROL AGREEMENTS
                         FOR NAMED EXECUTIVE OFFICERS

     The Corporation has a severance agreement with Dr. Carson to pay him two years of his salary and bonuses, if any, should his employment be terminated within two years of acquisition of control of the Corporation by a group other than Nord Resources Corporation. In such event, Dr. Carson would also be paid the "spread" or difference between the market price and exercise price of any unexercised stock options he holds at that time. The Corporation has a severance agreement with Mr. Welch to pay six months of salary and bonus, if any, should his employment be terminated within two years of acquisition of control of the Corporation by a group other than Nord Resources Corporation. These agreements are intended to insure the establishment and maintenance of a sound and vital management, essential to protecting and enhancing the best interests of the Corporation and its stockholders.

     Prior to joining the Corporation full-time in April 1990, Dr. Carson had a separate retirement agreement with Nord Resources Corporation which provided annual payments to Dr. Carson for a period of 15 years commencing at age 62, or on termination of employment, whichever is later (or age 55 in the event the provisions of the agreement with respect to early retirement are satisfied). The payments were based on a percentage of his average annual compensation over his final three years of employment. The percentage is equal to 5% plus 1-1/2% for each year of service that Dr. Carson has with Nord Resources Corporation to a maximum of 30 years. At December 31, 1996, Dr. Carson had 16 years of service. The agreement also provided for payment of certain death benefits. The Corporation assumed the agreement and Dr. Carson's years of service under the agreement includes the years he was employed by Nord Resources Corporation. For the years ended December 31, 1996, 1995 and 1994, the Corporation accrued $68,000, $59,000 and $76,000, respectively, relating to the retirement benefits expected to be paid to Dr. Carson.

     The following table illustrates the estimated annual retirement benefit that would be payable for 15 years to Dr. Carson at specified levels of compensation and years of service to the Corporation. In 1992, however, the agreement was amended to provide that the net present value of his future retirement benefits at the time of his retirement would be paid to him within three years of his retirement, reduced by his share of the cash value of a certain insurance policy which the Corporation transferred to him in 1992.

                               Years of Service

FINAL AVERAGE
COMPENSATION        10         15         20         25         30
-----------------------------------------------------------------------
  $100,000       $20,000    $27,500    $35,000    $42,500    $50,000
  $125,000       $25,000    $34,375    $43,750    $53,125    $62,500
  $150,000       $30,000    $41,250    $52,500    $63,750    $75,000
  $175,000       $35,000    $48,125    $61,250    $74,375    $87,500
  $200,000       $40,000    $55,000    $70,000    $85,000   $100,000
  $225,000       $45,000    $61,875    $78,750    $95,625   $112,500
  $250,000       $50,000    $68,750    $87,500   $106,250   $125,000


Directors who are not otherwise employed by the Corporation receive $1,000 per calendar quarter and $500 for attending each in-person meeting of the Board. Mr. Lichter does not receive any fees for his membership on the Board. Mr. Lichter bills his time through Spitzer & Feldman P.C., of which he is a principal, and which is counsel to the Corporation. Mr. Collis also does not receive any fees for his membership on the Board. He bills his time through Conyers, Dill & Pearman, of which he is a partner and which is special counsel to the Corporation in Bermuda. Mr. Drew is employed by International Services Limited, which receives payment under contract from the Corporation for corporate services, including his time as a director, therefore he also does not receive fees for his membership on the Board. Mr. Roberts, in addition to his Board fees, receives a fee as a consultant to the Corporation.

     During 1996 the Board held six meetings. All Board members attended at least 75% of the Board meetings and Committee meetings except for Mr. Drew who attended three of the Board meetings and Ms. Lansing who attended four of the Board meetings in 1996.

     The Board has a Compensation Committee, composed of Dr. Cruft, Mr. Drew and Mr. Collis, and an Audit Committee composed of Mr. Lichter and Mr. Drew. The Audit Committee meets independently with the internal auditing staff, with representatives of the Corporation's independent accountants and with representatives of senior management. The Audit Committee reviews the general scope of the Corporation's annual audit, the fee charged by the independent accountants and other matters relating to internal control systems. In addition, the Audit Committee is responsible for recommending the engagement or discharge of the Corporation's independent accountants.
The Compensation Committee is responsible for approving and reporting to the Board on the annual compensation for all officers, including salary and stock options. The Compensation

Committee also is responsible for granting stock options and other awards to be made under the Corporation's existing compensation and bonus plans. The Compensation Committee did not meet during 1996 and matters of compensation and the granting of stock options were addressed by the full Board. The Audit Committee met once during the year to review the audited financial statements for 1995. The Corporation does not have a nominating committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Dr. Cruft is Chairman and CEO of the Corporation and a member of the Compensation Committee. Dr. Cruft is also Chairman and CEO of Nord Resources Corporation, which entity owns approximately 35% of the issued and outstanding shares of common stock of the Corporation. Dr. Carson is President of the Corporation. Dr. Carson is also a Director of Nord Resources Corporation and a member of that company's Compensation Committee. Mr. Collis is a member of the law firm of Conyers Dill & Pearman, special Bermuda counsel to the Corporation. During 1996 Conyers Dill & Pearman was paid $ 8,400 for legal services. Mr. Drew is a principal in International Services Limited, which provides corporate services for the Corporation in Bermuda. International Services Limited was paid $13,900 by the Corporation in 1995 to perform such services.

                         BOARD COMPENSATION COMMITTEE
                       REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY

     The Corporation applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of the Corporation result from the coordinated efforts of all individuals working toward common objectives. The Corporation strives to achieve those objectives through teamwork that is focused on meeting the periodic goals established by the Corporation and the expectations of stockholders. The compensation program goals are to enable the Corporation to attract, retain and reward key personnel who contribute to the long-term success of the Corporation and to align compensation with business objectives and performance. The Corporation's compensation program for executive officers is based on the same principles applicable to compensation decisions for all employees of the Corporation. Through the grant of stock options, stock bonuses and restricted stock, the Corporation intends to relate compensation to overall corporate performance as reflected in the price of its stock.

COMPENSATION AND PERFORMANCE

     Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and specific goals are met, including such factors as demonstrating measurable progress in the exploration, development and operation of the Corporation's properties and acquiring new properties for exploration and development. Individual performance is evaluated by reviewing organizational and management development progress and the degree to which the employee has contributed to the success of the Corporation.

     The Corporation applies its compensation philosophy worldwide. The Corporation strives to achieve a balance of the compensation paid to a particular individual and the compensation paid to other executives both inside the Corporation and at comparable companies.

COMPENSATION TO CEO AND PRESIDENT

     Matters relating to compensation of executives officers were addressed by the full Board of Directors in 1996. The Board approved a 5% increase in the salaries of Dr. Cruft and Dr. Carson for fiscal year 1996. The Board also approved a contribution to the 401(k) plan of $20,760 each for Dr. Cruft and Dr. Carson.

COMPENSATION VEHICLES

     The Corporation has a history of using a program that consists of cash and equity based compensation. Having a compensation program that allows the Corporation to successfully attract and retain key employees permits it to explore and develop mines and produce its minerals at expected competitive levels of production and costs, to enhance stockholder value, motivate technological innovation, foster teamwork and adequately reward employees. The compensation vehicles are:

     (a) Cash Based Compensation - The Corporation sets base salary for employees by reviewing the aggregate of base salary and annual bonus for competitive positions in the market and by reviewing the employee's historical compensation and the effect of inflation on such compensation.

     (b) Stock Bonus Plan - The Corporation has the 1990 Bonus Plan under which awards of stock are made from time to time for outstanding performance and as an incentive for future performance. Directors and officers who are directors are not eligible for awards under the 1990 Bonus Plan.

     (c) Restricted Stock - Awards of stock can be made under this plan to reward prior service and as an incentive for future service. Recipients of restricted stock awards must continue in the employ of the Corporation for specified periods or the stock is forfeited.

     (d) Stock Option Program - The purpose of this program is to provide additional incentive to employees to work to maximize stockholder value. The option program also utilizes vesting periods to encourage all employees to continue in the employ of the Corporation. The Corporation grants stock options annually to most, and sometimes all, of its employees.

     (e) Deferred Compensation for Senior Executives - The Corporation has entered into a retirement agreement with its President. The agreement provides benefits to this senior executive upon retirement based on several factors, including the number of years of service to the Corporation. The purpose of this retirement agreement is to provide incentive to that senior executive to continue to provide his services to the Corporation. Deferred compensation may be made available in the future to other senior executives.

     (f) 401(k) Plan - The Corporation provides a retirement and savings plan for its salaried U.S. employees pursuant to Section 401(k) of the Internal Revenue Code. Each employee may contribute up to 15% of his or her salary to this plan, to a maximum of $9,500 in 1996 and defer taxes on that contribution. In 1995 the Corporation made a contribution to the respective 401(k) plans of employees. This plan helps the Corporation to attract and retain employees upon whom the Corporation relies in operating its business.

      Compensation Committee:
      Edgar F. Cruft
      John C.R. Collis
      Michel J. Drew

                        STOCKHOLDER RETURN ON COMMON STOCK

     The following graph compares the total annual return on the Corporation's Common Stock with the annual return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. and Foreign Companies) for the period December 31, 1991 to December 31, 1996, and with the CRSP Index for NASDAQ stocks with SIC codes 1000-1099 (metal mining companies).

                Comparison of Five Year - Cumulative Total Returns
                    Performance Graph for Nord Pacific Limited
                      December 31, 1991 to December 31, 1996

     The performance graph contains the following information plotted in a line graph with the December 31, 1996 values indicated beside the plotted number

                                        12/31/91  12/31/92  12/31/93  12/31/94  12/31/95  12/31/96
                                        --------  --------  --------  --------  --------  --------
Nord Pacific Limited                      100.0      83.2     122.8     110.9      85.5     163.1

Nasdaq Stock Market (U.S. & Foreign       100.0     116.0     134.3     130.3     183.0     224.1

Nasdaq Stocks Metal Mining                100.0      71.9     166.9     151.6     144.1     163.2

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

Set forth below is certain information for each nominee for election as director and each executive officer named in the Summary Compensation Table.

                                                Common Stock Beneficially
                                               Owned as of April 21, 1997(1)
                                               -----------------------------
Nominees for
Election as Directors                           Number     Percent of Class
---------------------                           ------     ----------------
Edgar F. Cruft                               3,808,012(2)        38.8%
W. Pierce Carson                             3,808,012(2)        38.8%
Terence H. Lang                              3,488,012(3)        36.2%
Leonard Lichter                              3,473,312(3)        36.2%
John C.R. Collis                                81,602(4)         *
Michel J. Drew                                  81,602(4)         *
Lucile Lansing                                  81,600(4)         *
John B. Roberts                                 54,600(5)         *


Other Named Executive
Officers                                        Number     Percent of Class
--------                                        ------     ----------------
Mark R. Welch                                  152,800(6)         1.6%

All Named Executive Officers
and Directors as a Group
(9 persons)                      --     --    4,985,515(7)       46.4%

------------------------------------------
* Represents less than 1% of the shares outstanding.

(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person has the right to acquire within 60 days after April 21, 1997. In determining the number of shares outstanding for computing the percent of class owned by the listed person, the number of shares outstanding of the Corporation has been increased by the number of unissued shares which the listed person has the right to acquire from the Corporation within 60 days after April 21, 1997.

(2) Includes options to purchase 72,000 shares under 1991 Stock Option Plan. Includes options to purchase 60,000 shares under the 1995 Stock Option Plan. Includes non-plan options to purchase 160,000 shares. Includes 3,348,012 shares of Common Stock which are owned by Nord Resources Corporation, of which Dr. Cruft is Chairman, CEO and President, and Dr. Carson is a director.

(3) Includes options to purchase 12,000 shares under the 1991 Stock Option
    Plan and non-plan options to purchase 64,000 shares for Mr. Lang and 45,600 shares for Mr. Lichter. Includes option to purchase 40,000 shares for Mr. Lang and 24,000 shares for Mr. Lichter under the 1995 Stock Option Plan. Includes 3,348,012 shares of Common Stock which are owned by Nord Resources Corporation of which Mr. Lichter is a director and Mr. Lang is a director and senior vice president. As to Mr. Lang, also includes 6,000 shares owned by his wife for which shares he disclaims beneficial ownership.

(4) Includes options to purchase 12,000 shares under the Corporation's 1991 Stock Option Plan, options to purchase 24,000 shares under the 1995 Stock Option Plan, and non-plan options to purchase 45,600 shares.

(5) Also includes options to purchase 12,000 shares under the Corporation's 1991 Stock Option Plans and options to purchase 24,000 shares under the 1995 Stock Option Plan and non-plan options to purchase 17,600 shares.

(6) Includes options to purchase 12,000 shares under the 1989 Stock Option Plan and options to purchase 83,200 shares under the Corporation's 1991 Stock Option Plan and options to purchase 44,800 shares under the 1995 Stock Option Plan.

(7) Includes options to purchase 1,220,000 shares. Also includes 3,348,012 shares owned by Nord Resources Corporation of which Messrs. Cruft, Carson, Lang and Lichter are directors and Messrs. Cruft and Lang are executive officers.

------------------------------------------

The following table sets forth the only person known by the Board to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Corporation as of April 21, 1997.

                                              Common Stock Beneficially
                                              Owned as of April 21, 1997
                                              ---------------------------
Name and Address of Beneficial Owner          Number       Percent of Class
------------------------------------          ------       ----------------
Nord Resources Corporation                  3,348,012(1)         35.2%
8150 Washington Village Drive
Dayton, Ohio 45458
------------------------------------------

(1) On April 2, 1990, Nord Resources Corporation received 1,915,200 shares of Common Stock in connection with an Exchange Offer (as defined below). Subsequent to April 2, 1990, and up to April 1, 1993, Nord Resources Corporation purchased in market transactions on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") a total of 142,476 shares of the Corporation's Common Stock at an average purchase price of $4.10 per share. On September 3, 1993 Nord Resources Corporation converted $2.5 million of debt owed it by the Corporation into 592,592 shares of Common Stock of the Corporation at the then prevailing market price. On February 15, 1994, Nord Resources Corporation received 697,744 additional shares of the Corporation's Common Stock in exchange for converting an additional $2.9 million of debt owed it by the Corporation. In April 1990, the Corporation issued shares of its Common Stock to Nord Australex Limited Partnership and Hicor Mineral Exploration Series-I in exchange for all of their respective assets and liabilities (the "Exchange Offer"). Nord Resources Corporation was the general partner of each partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 2, 1990, the Corporation entered into a management agreement (the "Management Agreement") with Nord Resources Corporation ("Resources"). The Management Agreement provides that Resources will make available to the Corporation the services of Terence H. Lang, on a part-time basis, to serve as the Chief Financial and Accounting Officer and Treasurer of the Corporation and that Resources will provide such corporate and administrative services as the Corporation shall request. In exchange, the Corporation will pay Resources an amount equal to the fair and equitable allocation of Resources expenses. The Management Agreement is cancelable by either party on thirty (30) days' prior written notice. As of March 1, 1997, the Corporation owed Resources $205,000 under the Management Agreement. In 1996, 1995 and 1994 the Corporation paid Resources, $161,000, $277,000 and $221,000, respectively, under the Management Agreement.

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

     The Corporation has retained International Services Limited, a Bermuda entity of which Michel J. Drew, a director, is a principal shareholder, to maintain the executive offices of the Corporation in Bermuda and to render additional services that may be required in Bermuda. The minimum annual fee for such services is $6,000 and additional fees may be payable based on the time expended with respect to such required services. In the fiscal year ended December 31, 1996 the Corporation paid International Services Limited $13,900 for such fees and services.

     Spitzer & Feldman P.C., of which Mr. Lichter is a principal, performs certain legal services for the Corporation. Conyers, Dill & Pearman, of which John C.R. Collis is a partner, also performs certain legal services for the Corporation.

     In February 1994, the Corporation entered into a consulting agreement with John Roberts for approximately $14,000 per year for twenty-four days of consulting per year. The agreement may be terminated at any time by notice from either party after December 31, 1994. This agreement was in effect in 1997.

     Any future transactions with officers, directors or their affiliates will be on terms at least as favorable as those available from unaffiliated parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED



/s/ TERENCE H. LANG
----------------------------------
Senior Vice President of Finance

April 29, 1997