Form 10-Q
period 1997-03-31
NORD PACIFIC LIMITED
filed 1997-05-15
CIK 843296

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10 - Q

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
March 31, 1997
--------------
                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182
                       ---------

                                  Nord Pacific Limited
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Bermuda                                     Not Applicable
-----------------------------------        -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

22 Church St.
Hamilton HM11 Bermuda                                                N/A
-----------------------------------------                         ---------
(Address of principal executive officers)                         (Zip Code)
Registrant's telephone number, including area code               (441) 292-2363
                                                                 --------------
                                   Not Applicable
-------------------------------------------------------------------------------
                   (Former name, former address, and former fiscal
                         year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES  X        NO
                                               -----         -----

The number of shares of Common Stock outstanding as of May 9, 1997 was 9,515,654.

                                 NORD PACIFIC LIMITED

                                        INDEX



                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Consolidated Financial Statements:

                   Balance Sheets - March 31, 1997
                   and December 31, 1996                                  2-3

                   Statements of Operations - Quarters
                   ended March 31, 1997 and 1996                            4

                   Statements of Cash Flows -                               5
                   Quarters ended March 31, 1997 and
                   1996

                   Notes to Condensed Consolidated Financial              6-9
                   Statements


         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           10-11


PART II. OTHER INFORMATION:

         ITEM 3.   Not Applicable                                          12

         ITEM 4.   Submission of Matters to a Vote of Security Holders     12

         ITEM 5.   Not Applicable                                          12

         ITEM 6.   Exhibits and Reports on Form 8-K                        12

PART I.  FINANCIAL INFORMATION
         ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                                    BALANCE SHEETS
                                        ASSETS
                            (In Thousands of U.S. Dollars)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997           1996
                                                                     ---------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $    439      $    439
    Accounts receivable:
     Trade                                                              1,602         1,868
     Affiliates                                                            54            21
     Other                                                                 55            43
                                                                     ---------     ------------
                                                                        1,711         1,932
    Inventories:
     Copper                                                               260           131
     Supplies                                                             162           195
                                                                     ---------     ------------
                                                                          422           326
    Forward currency exchange contracts                                                  76
    Premium on copper contracts                                           547         1,193
    Prepaid expenses                                                       40            96
                                                                     ---------     ------------
TOTAL CURRENT ASSETS                                                    3,159         4,062

FORWARD CURRENCY EXCHANGE CONTRACTS                                                      18

PREMIUM ON COPPER CONTRACTS                                               198           311

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
  LEACH, net of accumulated amortization of $9,227 in 1997
  and $8,569 in 1996                                                    8,198         7,897

PROPERTY, PLANT AND EQUIPMENT -
  at cost less accumulated depreciation of $4,689 in 1997               5,321         5,411
  and $4,450 in 1996

DEFERRED EXPLORATION AND DEVELOPMENT COSTS:
  Girilambone, net of accumulated amortization of $1,420 in 1997
  and $1,199 in 1996                                                    4,353         4,471
  Other projects                                                       18,564        17,307

OTHER                                                                     628           264
                                                                     ---------     ------------
                                                                     $ 40,421      $ 39,741
                                                                     ---------     ------------
                                                                     ---------     ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                                    BALANCE SHEETS
                                   LIABILITIES AND
                                 SHAREHOLDERS' EQUITY
                            (In Thousands of U.S. Dollars)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                     -------------  ------------
CURRENT LIABILITIES:

    Accounts payable:
     Trade                                            $   1,350     $  1,595
     Affiliates                                             408          276
                                                     -------------  ------------
                                                          1,758        1,871

    Note payable - Nord Resources Corporation             2,609          947
    Accrued  expenses                                     1,446        1,067
    Deferred gain on copper contracts                        61        1,565
    Payable on copper contracts                             625
    Forward currency exchange contracts                      79
    Current maturities of long-term debt                  1,700        1,700
                                                     -------------  ------------
    TOTAL CURRENT LIABILITIES                             8,278        7,150

LONG-TERM LIABILITIES:
    Long-term debt                                        2,335        3,334
    Payable on copper contracts                             198          311
    Deferred income tax liability                         4,440        3,740
    Obligation under purchase agreement                     786          795
    Retirement benefits                                     218          202
                                                     -------------  ------------
                                                          7,977        8,382

SHAREHOLDERS' EQUITY:
    Common stock                                            476          476
    Additional paid-in capital                           31,467       31,467
    Accumulated deficit                                  (8,575)      (8,532)
    Foreign currency translation adjustment                 798          798
                                                     -------------  ------------
                                                         24,166       24,209
                                                     -------------  ------------
                                                      $  40,421     $ 39,741
                                                     -------------  ------------
                                                     -------------  ------------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                               STATEMENTS OF OPERATIONS
          (In Thousands of U.S. Dollars, except share and per share amounts)


                                                             QUARTER ENDED
                                                              MARCH 31,
                                                         --------------------
                                                         1997            1996
                                                         ----            ----
    SALES                                             $  3,936       $  3,210

    COSTS AND EXPENSES:
     Cost of sales                                       1,987          1,961
     Abandoned projects                                    197            101
     General and administrative                          1,077            898
                                                      ---------      ---------
    TOTAL COSTS AND EXPENSES                             3,261          2,960
                                                      ---------      ---------
    OPERATING EARNINGS                                     675            250

    OTHER INCOME (EXPENSE):
     Interest and other income                              37             65
     Interest and debt issuance costs                     (148)          (142)
     Forward currency exchange contracts gain (loss)      (170)           384
     Copper contracts gain (loss)                          232           (301)
     Foreign currency transaction gain (loss)               31            (43)
                                                      ---------      ---------
    TOTAL OTHER INCOME (EXPENSE)                           (18)           (37)
                                                      ---------      ---------
    EARNINGS BEFORE INCOME TAXES                           657            213

    PROVISION FOR INCOME TAXES                             700            300
                                                      ---------      ---------

    NET (LOSS)                                        $    (43)      $    (87)
                                                      ---------      ---------
                                                      ---------      ---------

    NET (LOSS)  PER COMMON
     AND COMMON EQUIVALENT SHARE                      $      -       $   (.01)
                                                      ---------      ---------
                                                      ---------      ---------

    AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES (In thousands)                    9,516          9,492
                                                      ---------      ---------
                                                      ---------      ---------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                               STATEMENTS OF CASH FLOWS
                            (In Thousands of U.S. Dollars)

                                                                 QUARTER ENDED MARCH 31,
                                                                ------------------------
                                                                   1997          1996
                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $     (43)     $    (87)
    Adjustment for non-cash items
      except depreciation and amortization                            323          (458)
     Depreciation and amortization                                  1,041           902
                                                                ----------     ----------
     Net cash provided by operating activities                      1,321           357

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (165)         (381)
     Deferred exploration and development costs                    (1,492)       (1,850)
                                                                ----------     ----------
     Net cash (used in) investing activities                       (1,657)       (3,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Addition to long-term debt                                     1,071
     Payments of long-term debt                                    (2,070)       (1,185)
     Restricted cash                                                                 80
     Net borrowings - Nord Resources Corporation                    1,662
     Costs associated with potential Canadian
      offering of common stock                                       (336)
                                                                ----------     ----------
     Net cash provided by (used in) financing activities              327        (1,105)

EFFECT OF EXCHANGE RATE CHANGES ON
     CASH AND CASH EQUIVALENTS                                          9            33
                                                                ----------     ----------
(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        -        (2,946)

CASH AND CASH EQUIVALENTS -
     beginning of period                                              439         3,656
                                                                ----------     ----------
CASH AND CASH EQUIVALENTS - end of period                       $     439      $    710
                                                                ----------     ----------
                                                                ----------     ----------

CASH PAID FOR INTEREST                                          $     108      $    104
                                                                ----------     ----------
                                                                ----------     ----------

NON-CASH TRANSACTION:
    Purchase of Derivative Financial Instruments                $     198
                                                                ----------
                                                                ----------


               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTERS ENDED MARCH 31, 1997 AND 1996


A.  FINANCIAL STATEMENTS

The balance sheet at December 31, 1996 contains financial information taken from the audited consolidated financial statements. The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1997 are not necessarily indicative of the results that may be expected for the entire year.

In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. As the Company incurred a loss in the first quarter of 1997 and 1996, the adoption of SFAS No. 128 will have no effect on the Company's financial statements for the period ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in the 1996 financial statements to conform to the classification used in 1997. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.

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

A provision for deferred income taxes of $700,000 has been recorded in the first quarter of 1997 resulting from the profitable operations of the Girilambone Copper Property in Australia. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

C.  GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property (collectively "Girilambone") in Australia. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized combined balance sheet information of 100% of Girilambone:


                                                              MARCH 31,      DECEMBER 31,
                                                                1997            1996
                                                             -----------    -------------
    Current assets                                           $    2,023     $   2,260
    Deferred costs associated with ore under leach, net          19,167        18,648
    Property, plant and equipment, net                           12,057        12,494
    Deferred exploration and development costs, net              13,365        13,688
                                                             -----------    -------------
    Total assets                                                 46,612        47,090

    Current liabilities                                           3,027         3,412
                                                             -----------    -------------
    Partners' equity                                         $   43,585     $  43,678
                                                             -----------    -------------
                                                             -----------    -------------

    Company's share of equity                                $   18,558     $  18,535

    Less:  Eliminations                                          (1,652)       (1,671)
                                                             -----------    -------------
    Net assets recorded by Company                           $   16,906     $  16,864
                                                             -----------    -------------
                                                             -----------    -------------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:

                                                       QUARTER ENDED
                                                         MARCH 31,
                                                   -----------------------
                                                   1997               1996
                                                   ----               ----
                                              (In Thousands of U.S. Dollars)

    Cost of copper sales                       $   4,843            $  4,902
    General and administrative expense         $     125            $     63

D.  INDEBTEDNESS

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provides additional financing of $980,000, increases the amount of financing available to $5,225,000, and bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are to be made quarterly at the greater of $425,000 or 50% of available cash flow. The amount available of $980,000 was borrowed in February 1997 and the funds were used to repay a loan payable previously outstanding. In April 1997, the Girilambone lender approved an additional drawing of $2,000,000 under the restructured financing agreement. The agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. The Company is now required to maintain this account at $400,000 for the first month of each calendar quarter and $800,000 at the end of the second month of each calendar quarter.

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

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through June 30, 1998, the Company has entered into both swap and call option agreements for 1997 and put options for the first two quarters of 1998.

The Company has outstanding both swap and call option agreements with a single counterparty on a total of 9.9 million pounds of copper which settle ratably each month through December 31, 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and call options do not qualify as hedges and are recorded at market.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper maturing ratably each month from January through March 1998. In April 1997, the Company purchased additional put options at a cost of $.05 per pound of copper for 4.0 million pounds of copper maturing ratably each month from April through June 1998. This hedging program guarantees that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound. The premiums are payable upon the expiration of each contract.

Sales for the quarter ended March 31, 1997, include losses of $256,000 that were realized in settlement of copper hedging contracts. No gain or loss was recorded in the first quarter of 1996.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at March 31, 1997, total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S.$.786.

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

F.  NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 35% of the outstanding common stock of the Company. In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable upon demand and bearing interest at the prime rate plus 1%.
Resources had the option to convert any or all of the unpaid principal into shares of common stock of the Company. The conversion price would have equaled the average of the high and low sales price of the Company's common stock on March 31, 1997. Resources elected not to convert its loan into common stock of the Company. The amount owed to Resources under the operating loan at March 31, 1997, was $2,609,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded a net loss for the quarter ended March 31, 1997 of $43,000 compared to a net loss of $87,000 for the same period of 1996. The Company recorded operating earnings of $675,000 for the quarter ended March 31, 1997, compared to $250,000 for the same period of 1996. The Company's share of copper sold in the first quarter of 1997 totaled 3,735,000 pounds compared to 2,733,000 pounds sold in the same period in 1996. Copper production increased 38% during the first quarter of 1997 compared to the 1996 first quarter due to the introduction of heap aeration into the production process. During 1997, the Company received $1.12 per pound of copper sold compared to $1.17 per pound received in 1996. The copper hedging programs established by the Company resulted in a decrease in sales of $256,000 in 1997 and had no effect on 1996 revenue. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.05 in 1997 compared to $1.17 in 1996. Cost of sales per pound of copper declined to $.53 in 1997 compared to $.72 in 1996, and cost of sales as a percentage of sales decreased to 50% in 1997 compared to 61% in 1996, due to increased production and efficiencies resulting from the introduction of heap aeration into the production process. Adversely affecting operating earnings in the first quarter of 1997 was the write-off of an abandoned property of $197,000. Also contributing to lower operating earnings was a 20% increase in general and administrative expense, largely due to a $70,000 nonrecurring tax expense relating to withholding on intercompany interest. The Company recorded a gain of $232,000 in the first quarter of 1997 on marking its copper contracts to market compared to a loss of $301,000 in the same period of 1996. A loss of $170,000 on forward exchange contracts was recorded in 1997 compared to a gain of $384,000 in 1996. Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian currency compared to U.S. currency. During the first quarter of 1997, the Australian dollar weakened compared to the U.S. dollar, while it strengthened in the first quarter of 1996.

Adversely affecting net earnings in the 1997 first quarter was a provision of income taxes of $700,000 compared to $300,000 in the 1996 first quarter due to the increase in operating earnings at Girilambone. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $1,321,000 was provided during the quarter ended March 31, 1997, by
the Company's operating activities.   During the first quarter of 1997, the
Company expended cash to fund exploration and development activity totaling $1,492,000, of which $469,000 related to properties near Girilambone and $613,000 related to the Tabar gold project with the remaining $410,000 expended for other projects. The Company expended $959,000 for its share of deferred costs associated with ore under leach at Girilambone. The Company borrowed $1,071,000 from two lenders and expended $1,190,000 for principal payments under the Girilambone financing agreement, and paid $880,000 against a general credit line. Cash at March 31, 1997 was the same as at December 31, 1996.

In October 1996, Nord Resources Corporation ("Resources") agreed to make available to the Company, at Resources' discretion, an operating loan payable upon demand which bears interest at the prime rate plus 1%. The amount owed to Resources under the operating loan at March 31, 1997, was $2,609,000.

The Company is continuing to pursue the offering of its common stock in Canada. The offering is currently subject to several conditions, including a review of the prospectus by the regulatory authorities in Canada; listing of the Company's common stock on the Toronto Stock Exchange; shareholder approval for elimination of the time limit to complete the offering; and market conditions in Canada. There can be no assurance that the Canadian offering will be completed. Should the Canadian offering not proceed, expenditures on major exploration projects would have to be curtailed until suitable alternative funding could be obtained.

In April 1997, the Girilambone lender approved an additional drawing of $2,000,000 under the restructured financing agreement. Proceeds will be used for exploration and working capital needs of the Company.

The Company is in the exploration phase of all its projects except Girilambone. Additional efforts on all exploration projects will be required to determine the extent to which they will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will likely have to seek external sources of financing to fund development of these resources.

PART II. OTHER INFORMATION

    ITEM 1-3. NOT APPLICABLE

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special General Meeting of the stockholders was held on February 17, 1997. The following matters were acted upon and passed at the meeting:

    1. Approval of the sale of up to 4,500,000 shares of Common Stock in the Proposed Canadian Offering.

    2.  Approval of a five (5) for one (1) Reverse Stock Split.

    3. Approval of delisting the Company's Common Stock from the Australian Stock Exchange Limited.


                                                                   BROKER
VOTE TABULATION                      FOR       AGAINST   ABSTAIN   NON-VOTE
                                     ---       -------   -------   --------

1.  CANADIAN OFFERING            6,090,810     68,443     1,728

2.  REVERSE STOCK SPLIT          6,077,335     75,807     1,728

3.  DELISTING FROM AUSTRALIA     6,024,982    112,763     1,728
    STOCK EXCHANGE



    ITEM 5.   NOT APPLICABLE

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

              EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                 SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORD PACIFIC LIMITED



May 13, 1997                           By: /s/Terence H. Lang
                                          -------------------
                                       Terence H. Lang,
                                       Treasurer, Principal
                                       Financial Officer and
                                       Authorized Officer