Form 10-Q
period 1997-06-30
NORD PACIFIC LIMITED
filed 1997-08-14
CIK 843296

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
JUNE 30, 1997
                                      OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182

                              NORD PACIFIC LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          BERMUDA                                      NOT APPLICABLE
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


22 Church St.
Hamilton HM11 Bermuda                                       N/A
----------------------------------------                 ----------
(Address of principal executive officers)                (Zip Code)

Registrant's telephone number, including area code         (441) 292-2363

                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES  X    NO
                                                 ---      ---
The number of shares of Common Stock outstanding as of August 12, 1997 was 12,360,803.

                              NORD PACIFIC LIMITED

                                     INDEX



                                                                        Page
                                                                        Number
                                                                        ------

PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets - June 30, 1997
                    and December 31, 1996                                  2-3

                    Statements of Operations - Quarters
                    ended June 30, 1997 and 1996 and
                    Two Quarters ended June 30, 1997
                    and 1996                                                 4

                    Statements of Cash Flows - Two
                    Quarters ended June 30, 1997 and
                    1996                                                     5

                    Notes to Condensed Consolidated Financial
                    Statements                                             6-9


          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           10-11


PART II.  OTHER INFORMATION:

          ITEM 1-3. Not Applicable                                          12

          ITEM 4.   Submission of Matters to a Vote of Security Holders  12-13

          ITEM 5.   Not Applicable                                          13

          ITEM 6.   Exhibits and Reports on Form 8-K                        13

PART I.   FINANCIAL INFORMATION
          ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                     ASSETS
                         (In Thousands of U.S. Dollars)

                                                    JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                   ---------      -------------
CURRENT ASSETS:
          Cash and cash equivalents                 $   294        $   439
          Accounts receivable:
               Trade                                  1,252          1,868
               Affiliates                               159             21
               Other                                     37             43
                                                    -------        -------
                                                      1,448          1,932

          Inventories:
               Copper                                   324            131
               Supplies                                 180            195
                                                    -------        -------
                                                        504            326
          Forward currency exchange contracts                           76
          Premium on copper contracts                   765          1,193
          Deferred loss on copper contracts             304
          Prepaid expenses                                4             96
                                                    -------        -------

TOTAL CURRENT ASSETS                                  3,319          4,062

FORWARD CURRENCY EXCHANGE CONTRACTS                                     18

PREMIUM ON COPPER CONTRACTS                             250            311

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
     LEACH, net of accumulated amortization of
     $10,002 in 1997 and $8,569 in 1996               8,479          7,897

PROPERTY, PLANT AND EQUIPMENT -
     at cost less accumulated depreciation of
     $4,964 in 1997 and $4,450 in 1996                5,143          5,411

DEFERRED EXPLORATION AND DEVELOPMENT
     COSTS:  Girilambone, net of accumulated
     amortization of $1,576 in 1997 and $1,199
     in 1996                                          4,302          4,471
     Other projects                                  20,649         17,307

OTHER                                                   889            264
                                                    -------        -------
                                                    $43,031        $39,741
                                                    -------        -------
                                                    -------        -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                         (In Thousands of U.S. Dollars)

                                                    JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                   ---------      -------------
CURRENT LIABILITIES:

     Accounts Payable:
          Trade                                     $ 1,546        $ 1,595
          Affiliates                                    135            276
                                                    -------        -------
                                                      1,681          1,871

     Note payable - Nord Resources Corporation        3,717            947
     Accrued expenses                                   966          1,067
     Deferred gain on copper contracts                               1,565
     Payable on copper contracts                      1,058
     Forward currency exchange contracts                473
     Current maturities of long-term debt             1,700          1,700
                                                    -------        -------

     TOTAL CURRENT LIABILITIES                        9,595          7,150

LONG-TERM LIABILITIES:
     Long-term debt                                   3,081          3,334
     Payable on copper contracts                        250            311
     Deferred income tax liability                    5,140          3,740
     Obligation under purchase agreement                754            795
     Retirement benefits                                212            202
                                                    -------        -------
                                                      9,437          8,382

SHAREHOLDERS' EQUITY:
     Common stock                                       476            476
     Additional paid-in capital                      31,650         31,467
     Accumulated deficit                             (8,925)        (8,532)
     Foreign currency translation adjustment            798            798
                                                    -------        -------

                                                     23,999         24,209
                                                    -------        -------

                                                    $43,031        $39,741
                                                    -------        -------
                                                    -------        -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
       (In Thousands of U.S. Dollars, except share and per share amounts)


                                                   QUARTER ENDED     TWO QUARTERS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 -----------------   ------------------
                                                   1997     1996       1997     1996
                                                 -------- --------   -------- --------
SALES                                            $ 4,189  $ 3,869    $ 8,125  $ 7,079

COSTS AND EXPENSES:
     Cost of sales                                 2,246    2,293      4,233    4,254
     Abandoned projects                              199       12        396      113
     General and administrative                    1,046      870      2,123    1,768
                                                 -------  -------    -------  -------
TOTAL COSTS AND EXPENSES                           3,491    3,175      6,752    6,135
                                                 -------  -------    -------  -------

OPERATING EARNINGS                                   698      694      1,373      944

OTHER INCOME (EXPENSE):
     Interest and other income                        30       31         67       96
     Interest and debt issuance costs               (176)    (100)      (324)    (242)
     Forward currency exchange
        contracts gain (loss)                       (409)      (5)      (579)     379
     Copper contracts gain (loss)                    150       36        382     (265)
     Foreign currency transaction
        gain (loss)                                   57       21        88       (22)
                                                 -------  -------    -------  -------

TOTAL OTHER INCOME (EXPENSE)                        (348)     (17)     (366)      (54)
                                                 -------  -------    -------  -------

EARNINGS BEFORE INCOME TAXES                         350      677     1,007       890

PROVISION FOR INCOME TAXES                          (700)    (535)   (1,400)     (835)
                                                 -------  -------    -------  -------


NET EARNINGS (LOSS)                              $  (350) $   142    $ (393)  $    55
                                                 -------  -------    -------  -------
                                                 -------  -------    -------  -------

NET EARNINGS (LOSS) PER COMMON
     AND COMMON EQUIVALENT
        SHARE                                    $  (.04) $   .01    $  (.04)  $  .01
                                                 -------  -------    -------  -------
                                                 -------  -------    -------  -------

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES
        (In thousands)                             9,518   10,245      9,517    9,976
                                                 -------  -------    -------  -------
                                                 -------  -------    -------  -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                           STATEMENTS OF CASH FLOWS
                        (In Thousands of U.S. Dollars)


                                                          TWO QUARTERS ENDED JUNE 30,
                                                          ---------------------------

                                                              1997          1996
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                    $   (393)      $    55
     Adjustment for non-cash items except
        depreciation and amortization                            493         1,150
     Depreciation and amortization                             2,271         1,980
                                                            --------      --------

     Net cash provided by operating activities                 2,371         3,185

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (280)         (548)
     Deferred exploration and development costs               (3,945)       (5,128)
                                                            --------      --------

     Net cash (used in) investing activities                  (4,225)       (5,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Addition to long-term debt                                3,071
     Payments of long-term debt                               (3,324)       (1,185)
     Restricted cash                                                            80
     Net borrowings - Nord Resources Corporation               2,320
     Costs associated with Canadian common stock offering       (539)
     Stock option activity                                       183            25
                                                            --------      --------

     Net cash provided by (used in) financing activities       1,711        (1,080)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                         (2)           83
                                                            --------      --------

(DECREASE) IN CASH AND CASH EQUIVALENTS                         (145)       (3,488)

CASH AND CASH EQUIVALENTS - beginning of period                  439         3,656
                                                            --------      --------

CASH AND CASH EQUIVALENTS - end of period                   $    294      $    168
                                                            --------      --------
                                                            --------      --------

CASH PAID FOR INTEREST                                      $    214      $    184
                                                            --------      --------
                                                            --------      --------

NON-CASH TRANSACTIONS:
     Purchase of Derivative Financial Instruments           $    448
                                                            --------
                                                            --------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 30, 1997 AND 1996


A.   FINANCIAL STATEMENTS

The balance sheet at December 31, 1996 contains financial information taken from the audited consolidated financial statements. The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first two quarters of 1997 are not necessarily indicative of the results that may be expected for the entire year.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 has no effect on the Company's financial statements for the periods ended June 30, 1997 and 1996.

In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. As the Company incurred a loss in the second quarter and the first two quarters of 1997, the adoption of SFAS No. 128 will have no effect on the Company's financial statements for those periods and is not expected to have a material effect on the same periods in 1996.

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

The provision for deferred income taxes represents estimated taxes due on the profitable operations of the Girilambone Copper Property in Australia. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

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


                                                           JUNE 30,            DECEMBER 31,
                                                             1997                  1996
                                                           --------            ------------
                                                            (In Thousands of U.S. Dollars)
     Current assets                                        $  1,935            $  2,260
     Deferred costs associated with ore under leach, net     19,590              18,648
     Property, plant and equipment, net                      11,614              12,494
     Deferred exploration and development costs, net         12,962              13,688
                                                           --------            --------
     Total assets                                            46,101              47,090

     Current liabilities                                      3,444               3,412
                                                           --------            --------

     Partners' equity                                      $ 42,657            $ 43,678
                                                           --------            --------
                                                           --------            --------

     Company's share of equity                             $ 18,288            $ 18,535

     Less:  Eliminations                                     (1,630)             (1,671)
                                                           --------            --------

     Net assets recorded by Company                        $ 16,658            $ 16,864
                                                           --------            --------
                                                           --------            --------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:


                                                   QUARTER ENDED     TWO QUARTERS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 -----------------   ------------------
                                                   1997     1996       1997     1996
                                                 -------- --------   -------- --------
                                                     (In Thousands of U.S. Dollars)

     Cost of copper sales                        $  5,453 $  5,733   $ 10,355 $ 10,635
     General and administrative expense          $    118 $     65   $    243 $    128


D.   INDEBTEDNESS

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provided additional financing of $980,000, and bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are to be made quarterly at the greater of $425,000 or 50% of available cash flow. The amount available of $980,000 was borrowed in February 1997 and the funds were used to repay a loan payable previously outstanding. In April 1997, the

Girilambone lender approved an additional drawing of $2,000,000 under the restructured financing agreement, which was borrowed in May 1997, bringing the debt outstanding at June 30, 1997 to $4,781,000. The agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is required to maintain a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. Beginning in July, subsequent to the closing of the Canadian Offering (as defined below), the Company is maintaining this account at $1,000,000.

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

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1998, the Company has entered into both swap and call option agreements for 1997 and put options for all of 1998.

The Company has outstanding both swap and call option agreements with a single counterparty on a total of 6.6 million pounds of copper which settle ratably each month through December 31, 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and call options do not qualify as hedges and are recorded at market. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company will receive $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper maturing ratably each month from January through March 1998. In April 1997, the Company purchased put options at a cost of $.05 per pound of copper for 4.0 million pounds of copper maturing ratably each month from April through June 1998. In June 1997, the Company purchased additional put options at a cost of $.03 per pound of copper for 4.0 million pounds of copper maturing ratable each month from July through September 1998, and at a cost of $.04 per pound of copper for 4.0 million pounds of copper maturing ratably each month from October through December 1998. This hedging program guarantees that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound. The premiums are payable upon the expiration of each contract.

Sales for the two quarters ended June 30, 1997, include losses of $527,000 that were realized in settlement of copper hedging contracts compared to a loss of $50,000 in the first two quarters of 1996.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at June 30, 1997 total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S.$.786.

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


F.   NORD RESOURCES CORPORATION ("RESOURCES")

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable upon demand and bearing interest at the prime rate plus 1%. During the first two quarters of 1997, Resources advanced the Company $2,320,000 and the Company owed Resources $3,700,000 at June 30, 1997. In July 1997, the Company repaid $800,000 of the outstanding loan payable. Concurrent with the closing of the Company's Canadian Offering (Note G) on July 3, 1997, Resources, which previously owned 35% of the outstanding Common Stock of the Company, purchased 349,549 Units in a private placement at $5.00 per Unit (as defined below). Resources now owns 30% of the outstanding Common Shares of the Company.

G.  SUBSEQUENT EVENT

On July 3, 1997, the Company completed the initial closing of its offering in Canada ("Canadian Offering"), no subsequent closings occurred and the Canadian Offering has been concluded. The Company received gross proceeds of $12,300,000 (C$16,974,000). Net proceeds totalled $11,500,000 (C$15,900,000)
after payment of commissions and certain legal fees. The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one Common Share and one-half of one Purchase Warrant (the "Purchase Warrant"). Each Purchase Warrant entitles the holder to purchase one Common Share at C$9.00 ($6.50 at current exchange rate) prior to July 3, 1998.

H.  DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these condensed consolidated financial statements. U.S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes and net earnings would be increased at June 30, 1997, by $29,000 and general and administrative expense would be reduced by the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded a net loss for the two quarters ended June 30, 1997 of $393,000 compared to net earnings of $55,000 for the same period of 1996. The Company recorded operating earnings of $1,373,000 for the two quarters ended June 30, 1997, compared to $944,000 for the same period of 1996. The Company's share of copper sold in the first two quarters of 1997 totaled 7,512,000 pounds compared to 6,120,000 pounds sold in the same period in 1996. Copper production increased 26% during the first two quarters of 1997 compared to the 1996 first two quarters due to the introduction of heap aeration into the production process. During 1997, the Company received $1.15 per pound of copper sold compared to $1.16 per pound received in 1996. The copper hedging programs established by the Company resulted in a decrease in sales of $527,000 in 1997 and $50,000 in 1996. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.08 in 1997 compared to $1.16 in 1996. Cost of sales per pound of copper declined to $.56 in 1997 compared to $.70 in 1996, and cost of sales as a percentage of sales decreased to 52% in 1997 compared to 60% in 1996, due to increased production and efficiencies resulting from the introduction of heap aeration into the production process. While cost of sales amounts are currently low due to level of reserves at the current pit, costs will increase as mining increases at the Girilambone North pits. Adversely affecting operating earnings in the first two quarters of 1997 was the write-off of an abandoned property of $396,000. Also contributing to lower operating earnings was a 20% increase in general and administrative expense, due to an increase in exploration expense of the Company, increased public relations costs, and a nonrecurring tax expense relating to withholding on intercompany interest. The Company recorded a gain of $382,000 in the first two quarters of 1997 on marking its copper contracts to market compared to a loss of $265,000 in the same period of 1996. A loss of $579,000 on forward exchange contracts was recorded in 1997 compared to a gain of $379,000 in 1996. Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the U.S. currency compared to the Australian currency. During the first two quarters of 1997, the Australian dollar weakened compared to the U.S. dollar, while it strengthened in the first two quarters of 1996.

Adversely affecting net earnings in the 1997 first two quarters was a provision for income taxes of $1,400,000 compared to $835,000 in the 1996 first two quarters due to the increase in operating earnings at Girilambone. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

The Company recorded a net loss of $350,000 during the second quarter of 1997 compared to net earnings of $142,000 during the same period in 1996. Operating earnings during the second quarter increased slightly from $694,000 in the
second quarter of 1996 to $698,000 in the second quarter of 1997.   The
Company's share of copper sold in the second quarter of 1997 totaled 3,776,000 pounds compared to 3,387,000 pounds in the second quarter of 1996. Copper production increased 16% in the second quarter of 1997 compared to the second quarter of 1996. During the second quarter of 1997, the Company received $1.18 per pound of copper sold compared to $1.16 per pound of copper sold in the second quarter of 1996. The copper hedging programs established by the Company resulted in a decrease in sales of $271,000 in the second quarter of 1997 compared to $50,000 in the second quarter of 1996. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.11 in 1997 and $1.14 in 1996. Cost of sales per pound of copper declined to $.59 in the second quarter of 1997 compared to $.68 in the second quarter of 1996, and cost of sales as a percentage of sales decreased to 54% in the second quarter of 1997 compared to 59% in the second quarter of 1996. Adversely affecting operating earnings in the second quarter of 1997 was the write-off of an abandoned project in Mexico of $199,000.
Also contributing to lower operating earnings was a 20% increase in general and administrative expense caused largely by an overall increase in exploration activity and an increase in public relations expense of the company. The Company recorded a gain of $150,000 in the second quarter of 1997 on marking its copper contracts to market compared to $36,000 in the second quarter of 1996. Adversely affecting net earnings was the $409,000 loss on forward currency exchange contracts in the second quarter of 1997 which was caused by weakening of the Australian dollar compared to the U.S. dollar. Also reducing net earnings for the 1997 second quarter was the $700,000 provision for income taxes compared to $535,000 in the 1996 second quarter due to continued improvement in operating earnings at Girilambone.

LIQUIDITY AND CAPITAL RESOURCES

Cash at June 30, 1997 was $294,000 compared to $439,000 at December 31, 1996. Cash of $2,371,000 was provided during the two quarters ended June 30, 1997,
by the Company's operating activities.   During the first two quarters of
1997, the Company expended cash to fund exploration and development activity totaling $3,945,000, of which $1,025,000 related to properties near Girilambone and $1,955,000 related to the Tabar gold project with the remaining $965,000 expended for other projects. The Company expended $2,016,000 for its share of deferred costs associated with ore under leach at Girilambone. The Company borrowed $3,071,000 from two lenders and expended $2,444,000 for principal payments under the Girilambone financing agreement, and paid $880,000 against a general credit line.

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable upon demand and bearing interest at the prime rate plus 1%. During the first two quarters of 1997, Resources advanced the Company $2,320,000 and the Company owed Resources $3,700,000 at June 30, 1997. In July 1997, the Company repaid $800,000 of the outstanding loan payable. Concurrent with the closing of the Company's Canadian Offering (Note G) on July 3, 1997, Resources, which previously owned 35% of the outstanding Common Stock of the Company, purchased 349,549 Units in a private placement at $5.00 per Unit (as defined below). Resources now owns 30% of the outstanding Common Shares of the Company.

On July 3, 1997, the Company completed the initial closing of its offering in Canada ("Canadian Offering"), no subsequent closings occurred and the Canadian Offering has been concluded. The Company received gross proceeds of $12,300,000 (C$16,974,000). Net proceeds totalled $11,500,000 (C$15,900,000)
after payment of commissions and certain legal fees. The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one Common Share and one-half of one Purchase Warrant (the "Purchase Warrant"). Each Purchase Warrant entitles the holder to purchase one Common Share at C$9.00 ($6.50 at current exchange rate) prior to July 3, 1998.

In April 1997, the Girilambone lender approved an additional drawing of
$2,000,000 under the restructured financing agreement.   Proceeds were used
for exploration and working capital needs of the Company.   No additional
line of credit is currently available under this financing agreement.

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

PART II.  OTHER INFORMATION

     ITEM 1-3. NOT APPLICABLE

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual General Meeting of the stockholders was held on June 17, 1997. The following matters were acted upon and passed at the meeting:

               1.  Election of eight Directors.

               2.  Abolish outside date by which to consummate Canadian
               Offering.

               3. Amend the Corporation's Memorandum of Association to clarify the authorized share capital.

               4. Amend the Corporation's Bye-Laws with respect to quorum requirements to allow non-members holding proxies to be counted for a quorum.

               5. Amend the Corporation's Bye-Laws regarding indemnification of directors, officers and other specified persons.

               6. Ratify the appointment of auditors and authorize the Board to set their compensation.

               VOTE TABULATION

                                                                      BROKER
          1.  Directors               FOR       AGAINST   ABSTAIN   NON-VOTE
              ---------               ---       -------   -------   --------
          Edgar F. Cruft           7,414,276      29,534     --        --
          W. Pierce Carson         7,420,340      23,470     --        --
          Terence H. Lang          7,420,340      23,470     --        --
          Leonard L. Lichter       7,420,340      23,470     --        --
          John C. R. Collis        7,420,340      23,470     --        --
          Michel J. Drew           7,420,340      23,470     --        --
          Lucile Lansing           7,420,340      23,470     --        --
          John B. Roberts          7,420,340      23,470     --        --

          2.  Abolish Outside
              Date for Canadian
              Offering             5,550,367      13,205     --        --

          3.  Clarify Share
              Capital              7,239,696      40,343     --        --



          VOTE TABULATION (Continued)

                                                                      BROKER
                                      FOR       AGAINST   ABSTAIN   NON-VOTE
                                      ---       -------   -------   --------
          4.  Quorum Requirements
              for Proxy            5,540,473      36,492     --        --

          5.  Indemnification
              of Directors and
              Officers             7,180,823      94,419     --        --

          6.  Auditors             7,420,794       5,234     --        --


     ITEM 5.   NOT APPLICABLE

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

               EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                 SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NORD PACIFIC LIMITED



August 13, 1997                              By:s/Terence H. Lang
                                                -----------------
                                             Terence H. Lang,
                                             Treasurer, Principal
                                             Financial Officer and
                                             Authorized Officer