Form 10-Q
period 1997-09-30
NORD PACIFIC LIMITED
filed 1997-11-13
CIK 843296

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10 - Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
September 30, 1997
                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19182

                            Nord Pacific Limited
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Bermuda                                                  Not Applicable
-------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


22 Church St.
Hamilton HE 11 Bermuda                                              N/A
-----------------------------------------                       -----------
(Address of principal executive officers)                        (Zip Code)

Registrant's telephone number, including area code              (441) 292-2363
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

The number of shares of Common Stock outstanding as of November 7, 1997 was 12,360,803.

                             NORD PACIFIC LIMITED

                                    INDEX


                                                                        Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Condensed Consolidated Financial Statements:

                   Balance Sheets - September 30, 1997
                   and December 31, 1996                                  2-3

                   Statements of Operations - Quarters
                   ended September 30, 1997 and 1996 and
                   Three Quarters ended September 30, 1997
                   and 1996                                                 4

                   Statements of Cash Flows - Three
                   Quarters ended September 30, 1997 and
                   1996                                                     5

                   Notes to Condensed Consolidated Financial
                   Statements                                            6-10


         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           11-12


PART II. OTHER INFORMATION:

         ITEM 1-3. Not Applicable                                          13

         ITEM 4.   Submission of Matters to a Vote of Security Holders     13

         ITEM 5.   Not Applicable                                          13

         ITEM 6.   Exhibits and Reports on Form 8-K                        13

PART I.  FINANCIAL INFORMATION
         ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                                BALANCE SHEETS
                                    ASSETS
                        (In Thousands of U.S. Dollars)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -------------  ------------
CURRENT ASSETS:
    Cash and cash equivalents                          $   7,215      $     439
    Accounts receivable:
       Trade                                               1,952          1,868
       Affiliates                                             40             21
       Other                                                  87             43
                                                     -------------  ------------
                                                           2,079          1,932

    Inventories:
       Copper                                                131            131
       Supplies                                              168            195
                                                     -------------  ------------
                                                             299            326
    Forward currency exchange contracts                                      76
    Premium on copper contracts                              807          1,193
    Prepaid expenses                                          98             96
                                                     -------------  ------------

TOTAL CURRENT ASSETS                                      10,498          4,062

FORWARD CURRENCY EXCHANGE CONTRACTS                                          18

PREMIUM ON COPPER CONTRACTS                                  144            311

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
  LEACH, net of accumulated amortization of $10,756
  in 1997 and $8,569 in 1996                               8,809          7,897

PROPERTY, PLANT AND EQUIPMENT -
  at cost less accumulated depreciation of $5,259 in
  1997 and $4,450 in 1996                                  4,953          5,411

DEFERRED EXPLORATION AND DEVELOPMENT
  COSTS:  Girilambone, net of accumulated amortization
  of $1,729 in 1997 and $1,199 in 1996                     4,419          4,471
  Other projects                                          22,969         17,307

OTHER                                                        128            264
                                                     -------------  ------------
                                                      $   51,920     $   39,741
                                                     -------------  ------------
                                                     -------------  ------------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                                BALANCE SHEETS
                               LIABILITIES AND
                             SHAREHOLDERS' EQUITY
                        (In Thousands of U.S. Dollars)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -------------  ------------
CURRENT LIABILITIES:

  Accounts Payable:
    Trade                                            $    1,124      $    1,595
    Affiliates                                              339             276
                                                     -------------  ------------
                                                          1,463           1,871

  Note payable - Nord Resources Corporation                                 947
  Accrued expenses                                          893           1,067
  Income taxes payable                                    1,200
  Deferred gain on copper contracts                         283           1,565
  Payable on copper contracts                               615
  Forward currency exchange contracts                       922
  Current maturities of long-term debt                    1,700           1,700
                                                     -------------  ------------

  TOTAL CURRENT LIABILITIES                               7,076           7,150

LONG-TERM LIABILITIES:
  Long-term debt                                          2,332           3,334
  Payable on copper contracts                               144             311
  Deferred income tax liability                           4,440           3,740
  Obligation under purchase agreement                       726             795
  Retirement benefits                                       228             202
                                                     -------------  ------------
                                                          7,870           8,382

SHAREHOLDERS' EQUITY:
  Common stock                                              617             476
  Additional paid-in capital                             44,047          31,467
  Accumulated deficit                                    (8,488)         (8,532)
  Foreign currency translation adjustment                   798             798
                                                     -------------  ------------

                                                         36,974          24,209
                                                     -------------  ------------

                                                     $   51,920      $   39,741
                                                     -------------  ------------
                                                     -------------  ------------



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                           STATEMENTS OF OPERATIONS
      (In Thousands of U.S. Dollars, except share and per share amounts)


                                                    QUARTER ENDED            THREE QUARTERS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                               ----------------------       -----------------------

                                                 1997           1996         1997            1996
                                               -------        -------       -------         -------

SALES                                          $ 4,401        $ 4,362       $12,526         $11,441

COSTS AND EXPENSES:
  Cost of sales                                  2,307          2,491         6,540           6,745
  Abandoned projects                               (93)                         303             113
  General and administrative                       815            904         2,938           2,672
                                               -------        -------       -------         -------

TOTAL COSTS AND EXPENSES                         3,029          3,395         9,781           9,530
                                               -------        -------       -------         -------

OPERATING EARNINGS                               1,372            967         2,745           1,911

OTHER INCOME (EXPENSE):
  Interest and other income                        131             20           198             116
  Interest and debt issuance costs                (115)           (83)         (439)           (325)
  Forward currency exchange
     contracts gain (loss)                        (474)            24        (1,053)            403
  Copper contracts gain (loss)                    (101)          (113)          281            (378)
  Foreign currency transaction
     gain (loss)                                   124            (46)          212             (68)
                                               -------        -------       -------         -------

TOTAL OTHER INCOME (EXPENSE)                      (435)          (198)         (801)           (252)
                                               -------        -------       -------         -------

EARNINGS BEFORE INCOME TAXES                       937            769         1,944           1,659

PROVISION FOR INCOME TAXES                        (500)          (485)       (1,900)         (1,320)
                                               -------        -------       -------         -------


NET EARNINGS                                 $     437        $   284      $     44         $   339
                                               -------        -------       -------         -------
                                               -------        -------       -------         -------

NET EARNINGS PER COMMON
  AND COMMON EQUIVALENT
     SHARE                                  $      .04       $    .03     $    --          $    .03
                                               -------        -------       -------         -------
                                               -------        -------       -------         -------


AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES
     (In thousands)                             12,418         10,141        10,844          10,034
                                               -------        -------       -------         -------
                                               -------        -------       -------         -------




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                           STATEMENTS OF CASH FLOWS
                        (In Thousands of U.S. Dollars)

                                                          THREE QUARTERS ENDED
                                                              SEPTEMBER 30,
                                                           1997          1996
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $     44         $  339
  Adjustment for non-cash items except
     depreciation and amortization                          (365)          (296)
  Depreciation and amortization                            3,483          3,378
                                                        ----------    ----------

  Net cash provided by operating activities                3,162          3,421

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (385)          (714)
  Deferred exploration and development costs              (6,463)        (6,263)
                                                        ----------    ----------

  Net cash (used in) investing activities                 (6,848)        (6,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Canadian common stock offering proceeds                 12,300
  Costs associated with Canadian common stock offering    (1,332)
  Addition to long-term debt                               3,071
  Payments of long-term debt                              (4,073)        (1,185)
  Restricted cash                                                         1,080
  Net borrowings - Nord Resources Corporation                259
  Stock option activity                                      183             87
                                                        ----------    ----------

  Net cash provided by (used in) financing activities     10,408            (18)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                        54             77
                                                        ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             6,776         (3,497)

CASH AND CASH EQUIVALENTS - beginning of period              439          3,656
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS - end of period                $ 7,215        $   159
                                                        ----------    ----------
                                                        ----------    ----------

CASH PAID FOR INTEREST                                   $   421        $   271
                                                        ----------    ----------
                                                        ----------    ----------

NON-CASH TRANSACTIONS:
  Purchase of Derivative Financial Instruments           $   448
                                                        ----------
                                                        ----------

  Conversion of Advances Due to Nord Resources
     Corporation into Common Stock                       $ 1,748
                                                        ----------
                                                        ----------


             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


A.  FINANCIAL STATEMENTS

The balance sheet at December 31, 1996 contains financial information taken from the audited consolidated financial statements. The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first three quarters of 1997 are not necessarily indicative of the results that may be expected for the entire year.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect of SFAS No. 131 on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 has no effect on the Company's financial statements for the periods ended September 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for the Company at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's financial statements for the third quarter and first three quarters of 1997 and 1996.

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


                                                          SEPTEMBER 30,  DECEMBER 31,
                                                               1997          1996
                                                         --------------  -------------
                                                         (In Thousands of U.S. Dollars)
Current assets                                             $   2,701      $  2,260
Deferred costs associated with ore under leach, net           19,953        18,648
Property, plant and equipment, net                            11,103        12,494
Deferred exploration and development costs, net               12,558        13,688
                                                         --------------  -------------

Total assets                                                  46,315        47,090

Current liabilities                                            3,443         3,412
                                                         --------------  -------------

Partners' equity                                            $ 42,872      $ 43,678
                                                         --------------  -------------
                                                         --------------  -------------

Company's share of equity                                   $ 18,567      $ 18,535

Less:  Eliminations                                           (1,608)       (1,671)
                                                         --------------  -------------

Net assets recorded by Company                              $ 16,959      $ 16,864
                                                         --------------  -------------
                                                         --------------  -------------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to operation of the mine is as follows:


                                             QUARTER ENDED  THREE QUARTERS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                            1997      1996      1997      1996
                                          -------   -------   --------  --------
                                               (In Thousands of U.S. Dollars)
    Cost of copper sales                  $ 5,686   $ 5,972   $ 16,041  $ 16,607
    General and administrative expense    $   116   $   279   $    359  $    407


D.  INDEBTEDNESS

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provided additional financing of $980,000, and bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are to be made quarterly at the greater of $425,000 or 50% of available cash flow. The amount available of $980,000 was borrowed in February 1997 and the funds were used to repay a loan payable previously outstanding. In April 1997, the Girilambone lender approved an additional drawing of $2,000,000 under the restructured financing agreement, which was borrowed in May 1997. The debt outstanding at September 30, 1997, was $4,032,000. The agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is maintaining a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. Beginning in July, subsequent to the closing of the Canadian Offering (as defined below), the Company is maintaining this account at $1,000,000.

E.  FINANCIAL INSTRUMENTS

The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for trading purposes. Under the terms of the financing agreement with the Girilambone lender, the Company is required to maintain a minimum of twelve months copper hedging program at a minimum of $.90 per pound and a hedging program for the Company's A$ operating expenses for the following twelve month period.

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1998, the Company has entered into both swap and call option agreements for 1997 and put options for all of 1998.

The Company has outstanding both swap and call option agreements with a single counterparty on a total of 3.3 million pounds of copper which settle ratably each month through December 31, 1997. The swap agreements lock in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements are designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settles. The swap agreements with contract amounts in excess of the anticipated copper sales and call options do not qualify as hedges and are recorded at market. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company will receive $1.02 per pound plus the excess of market price, if any, (as determined by the London Metals Exchange) over $1.11 per pound.

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

Sales for the three quarters ended September 30, 1997, include losses of $556,000 that were realized in settlement of copper hedging contracts compared to a gain of $635,000 in the first three quarters of 1996.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at September 30, 1997 total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S.$.786.

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

F.  NORD RESOURCES CORPORATION ("RESOURCES")

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. At December 31, 1996, the Company owed Resources advances of $947,000. During the first three quarters of 1997, Resources advanced the Company an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745. The indebtedness was totally repaid prior to September 30, 1997, as follows. In July and August 1997, the Company repaid $2,000,000 in cash. Concurrent with the closing of the Company's Canadian Offering (Note G) on July 3, 1997, Resources, which previously owned 35% of the outstanding Common Stock of the Company, purchased 349,549 Units in a private placement at $5.00 per Unit (as defined below), or $1,747,745. Resources now owns 30% of the outstanding Common Shares of the Company.

G.  CANADIAN OFFERING

On July 3, 1997, the Company completed the closing of its offering in Canada ("Canadian Offering"). The Company received gross proceeds of $12,300,000 (C$16,974,000). Net proceeds totalled $10,968,000 (C$15,150,000) after payment of commissions and certain legal fees. The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one Common Share and one-half of one Purchase Warrant ("The Purchase Warrant"). Each Purchase Warrant entitles the holder to purchase one Common Share at C$9.00 ($6.52 at current exchange rate) prior to July 3, 1998.

H.  DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
    PRINCIPLES.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these condensed consolidated financial statements. U.S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes and net earnings would be increased for the three quarters ended September 30, 1997, by $80,000 and general and administrative expense would be reduced by the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded net earnings for the three quarters ended September 30, 1997 of $44,000 compared to net earnings of $339,000 for the same period of 1996. The Company recorded an increase of 44% in operating earnings, recognizing $2,745,000 for the three quarters ended September 30, 1997, compared to $1,911,000 for the same period of 1996.
 The significant increase in operating earnings was largely due to increased production and sales. The Company's share of copper sold in the first three quarters of 1997 totaled 11,794,000 pounds compared to 10,097,000 pounds sold in the same period in 1996. Copper production increased 14% during the first three quarters of 1997 compared to the 1996 first three quarters due to the introduction of heap aeration into the production process. During 1997, the Company received, prior to the effects of its hedging programs, $1.09 per pound of copper sold compared to $1.07 per pound received in 1996. The copper hedging programs established by the Company resulted in a decrease in sales of $556,000 in 1997 and an increase in sales of $635,000 in 1996. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.06 in 1997 compared to $1.13 in 1996. Cost of sales per pound of copper declined to $.55 in 1997 compared to $.67 in 1996, and cost of sales as a percentage of sales decreased to 52% in 1997 compared to 59% in 1996, due to increased production and efficiencies resulting from the introduction of heap aeration into the production process.
 While cost of sales amounts are currently low due to level of reserves at the current pit, costs will increase as mining increases at the Girilambone North pits. Adversely affecting operating earnings in the first three quarters of 1997 was the write-off of an abandoned property of $303,000 in Mexico. Also affecting operating earnings was a 10% increase in general and administrative expense, due to an increase in exploration expense of the Company, increased public relations costs, and a nonrecurring tax expense relating to tax on intercompany interest. The Company recorded a gain of $281,000 in the first three quarters of 1997 on marking its copper contracts to market compared to a loss of $378,000 in the same period of 1996. A loss of $1,053,000 on forward exchange contracts was recorded in 1997 compared to a gain of $403,000 in 1996. Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the U.S. currency compared to the Australian currency. During the first three quarters of 1997, the Australian dollar weakened compared to the U.S. dollar, while it strengthened in the first three quarters of 1996.

Adversely affecting net earnings in the 1997 first three quarters was a provision for income taxes of $1,900,000 compared to $1,320,000 in the 1996 first three quarters due to the increase in operating earnings at Girilambone. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

The Company recorded net earnings of $437,000 during the third quarter of 1997 compared to net earnings of $284,000 during the same period in 1996. Operating earnings during the third quarter increased 42% from $967,000 in
the third quarter of 1996 to $1,372,000 in the third quarter of 1997.   The
Company's share of copper sold in the third quarter of 1997 totaled 4,282,000 pounds compared to 3,977,000 pounds in the third quarter of 1996. During the third quarter of 1997, the Company received, prior to the effect of its hedging programs, $1.03 per pound of copper sold compared to $.92 per pound of copper sold in the third quarter of 1996. The copper hedging programs established by the Company resulted in a decrease in sales of $29,000 in the third quarter of 1997 compared to an increase in sales of $685,000 in the third quarter of 1996. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $1.06 in 1997 and $1.10 in 1996. Cost of sales per pound of copper declined to $.54 in the third quarter of 1997 compared to $.63 in the third quarter of 1996, and cost of sales as a percentage of sales decreased to 52% in the third quarter of 1997 compared to 57% in the third quarter of 1996. Also contributing to increased operating earnings was a slight decrease in general and administrative expenses due to cost cutting measures implemented by the Company. The Company recorded a loss of $101,000 in the third quarter of 1997 on marking its copper contracts to market compared to $113,000 in the third quarter of 1996. Adversely affecting net earnings was the $474,000 loss on forward currency exchange contracts in the third quarter of 1997 which was caused by weakening of the Australian dollar in relation to the U.S. dollar, compared to a gain of $24,000 in the same period of 1996. Also reducing net earnings for the 1997 third quarter was the $500,000 provision for income taxes compared to $485,000 in the 1996 third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash at September 30, 1997 was $7,215,000 compared to $439,000 at December 31, 1996. Cash of $3,162,000 was provided during the three quarters ended
September 30, 1997, by the Company's operating activities.   During the first
three quarters of 1997, the Company expended cash to fund exploration and development activity totaling $6,463,000, of which $1,794,000 related to properties near Girilambone, $3,245,000 related to the Tabar gold project, $663,000 on the Ramu Nickel/Cobalt project with the remaining $761,000 expended for other projects. The Company expended $3,100,000 for its share of deferred costs associated with ore under leach at Girilambone. The Company borrowed $3,071,000 from two lenders and made $3,193,000 in principal payments under the Girilambone financing agreement, and paid $880,000 against a general credit line.

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. At December 31, 1996, the Company owed Resources advances of $947,000. During the first three quarters of 1997, Resources advanced the Company an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745. The indebtedness was totally repaid prior to September 30, 1997, as follows. In July and August 1997, the Company repaid $2,000,000 in cash. Concurrent with the closing of the Company's Canadian Offering (Note G) on July 3, 1997, Resources, which previously owned 35% of the outstanding Common Stock of the Company, purchased 349,549 Units in a private placement at $5.00 per Unit (as defined below), or $1,747,745. Resources now owns 30% of the outstanding Common Shares of the Company.

On July 3, 1997, the Company completed the closing of its offering in Canada ("Canadian Offering"). The Company received gross proceeds of $12,300,000 (C$16,974,000). Net proceeds totaled $10,968,000 (C$15,150,000) after payment of commissions and certain legal fees. The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one Common Share and one-half of one Purchase Warrant ("The Purchase Warrant"). Each Purchase Warrant entitles the holder to purchase one Common Share at C$9.00 ($6.52 at current exchange rate) prior to July 3, 1998.

In April 1997, the Girilambone lender approved an additional drawing of
$2,000,000 under the restructured financing agreement.   Proceeds were used
for exploration and working capital needs of the Company.   No additional
line of credit is currently available under this financing agreement.

The Company is in the exploration phase of all its projects except Girilambone. Additional efforts on all exploration projects will be required to determine the extent to which they will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will likely seek external sources of financing to fund development of these resources.

PART II. OTHER INFORMATION

    ITEM 1-5. NOT APPLICABLE

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

              EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORD PACIFIC LIMITED



November  11, 1997                     By:s/Terence H. Lang
                                          ------------------
                                       Terence H. Lang,
                                       Treasurer, Principal
                                       Financial Officer and
                                       Authorized Officer