Form 10-K405
period 1997-12-31
NORD PACIFIC LIMITED
filed 1998-03-31
CIK 843296

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

(Mark One)

      _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                         OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________

     Commission file Number 000-19182

                                NORD PACIFIC LIMITED
                                ---------------------
          (Exact name of registrant as specified in its charter)

              Bermuda                             Not Applicable
------------------------------                  -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

22 Church Street,
Hamilton HM FX, Bermuda                           Not Applicable
-----------------------                          ---------------
(Address of principal                             (Zip Code)
executive offices)

Registrant's telephone number, including area code: (441) 292-2363

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock $.05 Par Value
                     ---------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   _X_    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of voting stock held by non-affiliates based on the average of NASDAQ bid and asked quotations as of March 20, 1998, was $26,154,495.

The number of common shares outstanding as of March 20, 1998 was 12,925,203.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be dated on or about April 30, 1998.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Nord Pacific Limited (the "Company"), is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea ("PNG") and North America. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries.

     The Company currently owns a 40% interest in the Girilambone Copper Mine which has been in production since May 1993, a 50% interest in the Girilambone North Copper Mines which have been in production since July 1996, a 50% interest in the Tritton Copper Project, a 100% interest in the Tabar Islands Gold Project, which is in the pre-development and exploration stages, a 35% interest in the Ramu Nickel-Cobalt Project, which is in the pre-development stage, and various interests in other exploration properties.

An independent technical review of the Company's mining and exploration properties, dated February 24, 1997, was prepared by Watts, Griffis and McOuat Consulting Geologists and Engineers, of Toronto, Canada, in connection with a public equity issue in Canada completed in July 1997. Certain information contained in this report has been derived from that technical review.

     Unless indicated otherwise, all amounts are presented in U.S. dollars.

Girilambone and Girilambone North Copper Mines, New South Wales, Australia

     The Girilambone project consists of three separate joint ventures with Straits Mining Pty Limited ("Straits Mining"), formerly Straits Resources Pty Ltd., an Australian company. The Company has 40% and 50% interests in two mining joint ventures and a 50% interest in an exploration joint venture. Mining operations are managed jointly by the Company and Straits Mining.

     Construction of the Girilambone Copper Mine was completed in May 1993. Total capital costs including working capital were approximately $30 million. The mine was originally expected to produce approximately 14,000 metric tonnes ("tonnes" = approximately 2,205 pounds to a tonne) or approximately 31 million pounds of high purity copper each year for six years from inception. Subsequently, additional orebodies were discovered at Girilambone North, and the reserves re-calculated, providing for a total project life of 8 years at higher production rates, as described below. The Girilambone copper mine involves open pit mining of oxide and chalcocite ores followed by crushing and stacking on leach pads and solvent extraction-electrowinning ("SX-EW") processing.

     In 1994, a Stage 1 plant upgrade was undertaken by the Company, which allowed the processing of greater volumes of heap leach solutions to provide more flexibility in achieving production goals. In 1995, the Company undertook a Stage 2 plant expansion. The expansion increased electrowinning capacity by 15% which allowed the Company to take advantage of seasonally higher grade leach solutions, and justified the construction of a third leach pad with its associated services. The water supply was also expanded.

     In June 1996, following successful field tests, forced aeration of heaps containing chalcocite, the main copper sulfide ore, was introduced resulting in a significant increase in the rate of copper leaching. Largely in consequence of heap aeration, copper production at Girilambone has increased significantly and since mid-1996 the plant operated at a capacity in excess of 17,000 tonnes per annum (37,500,000 pounds) of copper. The heap aeration has overcome the negative effects of low winter temperatures on heap leaching operations, resulting in significantly improved productivity.

     Mining activities ceased at Girilambone's Murrawombie pit in July 1997 due to the exhaustion of ore reserves. Ore mined from Murrawombie has been stacked on heaps for leaching. Copper will continue to be derived from these heaps over the next year.

     Mining activities by the Girilambone North Mining Joint Venture commenced at the northern pits in May 1996. To date, limited mining of oxide copper ore has been conducted from the North East and Hartmans Pits. Pre-stripping is continuing at Hartmans Pit and is scheduled to begin at Larsens Pit in May 1998.

     The mines produce high purity cathode copper from open pits using heap leaching and the SX-EW process. The mine is managed by a joint venture owned by the Company and Straits Mining.

     Copper production from both Girilambone and Girilambone North in 1997, at 17,702 tonnes (39 million pounds), was 8.7% greater than in 1996, and 38.5% greater than in 1995. In 1998 the copper production level is forecast to remain approximately the same as that achieved in 1997. Total copper production from both projects through December 31, 1997 was 64,861 tonnes.

     Total proven and probable reserves of ore in all pits not yet mined and placed on pads as of December 31, 1997 were estimated by the joint venturers to be 4,519,000 tonnes of ore grading 0.84% copper containing approximately 38,117 tonnes of copper metal.

     In addition, the heaps are estimated to contain 39,650 tonnes of copper. Stockpiles contain an additional 2,941 tonnes of copper.

     The total copper in ore, heaps and stockpiles at December 31, 1997 is estimated to be 80,708 tonnes (178 million pounds), supporting operations for a further three to four years at the higher production rates achieved as a consequence of aeration and improved heap leach management practices, after allowance for metallurgical recoveries.

     In addition to copper ores, material containing low grade gold mineralization has been mined and is being stockpiled separately for possible processing at a later date. The low grade stockpiles contained approximately 10,750 ounces of gold at December 31, 1997.

Girilambone Exploration

     The Company has a 50% interest in exploration licenses covering approximately 3,300 square kilometers surrounding the Girilambone and Girilambone North mines and beneath the Girilambone open pit. The Company is the manager of the exploration joint venture.

     Exploration for the prime target of leachable copper deposits has continued throughout the tenements with the objective of the discovery of additional reserves for treatment through the existing SX-EW treatment plant at Girilambone.

     The secondary exploration target is primary copper (chalcopyrite) mineralization, and the program has been successful in locating two massive sulfide bodies containing chalcopyrite mineralization comprising the Tritton deposit, about 14 miles southwest of the Girilambone mine. A new treatment plant would be required to treat the ore if the deposit is developed.

     The copper resource at Tritton has been calculated at 10.23 million tonnes at a grade of 3.00% copper, containing 307,000 tonnes of copper metal, at depths of from 200 meters to 1,000 meters below the surface. The mineralization is still open at that depth. The identified resource also contains 75,000 ounces of gold and 3.9 million ounces of silver. A detailed feasibility study on this project commenced in late 1997 and is scheduled for completion in mid 1998.


The Tabar Islands Gold Project

     The Tabar Islands are located in PNG approximately 80 km (kilometers) northwest of Lihir Island, the site of a major gold deposit operated by Rio Tinto LTD ("Rio Tinto"), and approximately 150 km north of Rabaul. The four islands, which make up the Tabar Islands, are Simberi, Tabar, Tatau and Mapua Islands.

     In the past 15 years, approximately $30 million has been spent by the Company and its former co-venturers on exploration of the islands. A total of 21 prospects have been identified, of which four, all located on Simberi Island, have been substantially drill tested and are estimated to contain resources in the oxide zone of approximately 444,000 ounces of gold at 0.5 gram/tonne cut-off grade.

     A feasibility study on the development of the oxide resources was completed in 1996. However, the economics of the project are marginal on the previously identified minable gold reserves of 217,800 ounces at the current projected gold price. Accordingly, development was deferred and exploration efforts continued in 1997. Revised resource estimates will be completed in mid 1998. In December 1996, the Company was granted a general Mining Lease over these deposits.

     A major exploration and drilling program was completed in 1997 aimed primarily at sulfide gold deposits on Simberi, and gold/copper targets on Tatau and Tabar Islands.

Exploration was also conducted on the near surface oxide mineralization on Simberi Island. This program was successful in identifying additional gold resources, however, new resource calculations were not yet completed at the time of this report.


The Ramu Nickel-Cobalt Project

     Ramu is located on mainland PNG, 80 km southwest of the port of Madang. The exploration license is held in joint venture with Highlands Pacific Limited ("HPL") (a company formed following the Placer Dome takeover of Highlands Gold Limited in 1997), which holds a 65% interest and is the manager. The Company holds a 35% interest.

     HPL, as operator of the project, pursued a program of reserve drilling, metallurgical testwork, engineering studies and preparation of a pre-feasibility study (the "Study") which was completed in mid-1996.

          The Study indicated that the Ramu Project could become one of the lowest cost nickel producing properties in the world. Unit total operating costs when full production levels are reached were estimated to be approximately $1.39 per pound of nickel produced. After cobalt credits, based on a cobalt price of $8.00 per pound, these operating costs would be reduced to $0.67 per pound of nickel. Capital costs for development were estimated to be $763.7 million.

     The Study assumed a mine life of 20 years, although it is expected that this will be significantly extended upon completion of additional resource drilling. The Study projected annual production of 32,670 tonnes (72 million pounds) of nickel and 2,770 tonnes (6.1 million pounds) of cobalt, generating an annual, average, after tax cash flow of $150 million (at a nickel price of $3.50/lb and cobalt price of $8.00/lb) over its assumed 20 year life.

          In 1997, the joint venture commenced the preparation of a full scale Feasibility Study, which is due for completion in 1998. As part of the study, programs of metallurgical testwork, additional resource drilling, refurbishment of site facilities, test mining, preliminary detailed engineering and environmental studies continued. The 18 month program which commenced in July 1997 is estimated to cost $22.4 million, of which the Company's share is 35%.

          Development of the project will be dependent on the results of this Feasibility Study and on the availability of financing.


Other Exploration Interests

     The Company has gold and copper exploration interests in three separate joint ventures with major Australian companies in the Cloncurry region in Queensland and in Western Australia. The Company also has exploration properties in Canada and Mexico.

Detailed Description of Properties

     The following is a more detailed summary of the Company's mining and exploration interests. It should be noted that, except for Girilambone Copper Mine, the Girilambone North mines and the Simberi Gold Project, where ore reserves have been delineated, reserves have not been defined on other properties. No assurance can be given that economically exploitable ore bodies exist at any other property until the Company completes additional work, including further drilling and feasibility studies incorporating all relevant technical and economic factors. The ore reserve figures presented in this report are estimates and no assurance can be given that the indicated level of recovery of the identified metals will be realized. Market price fluctuations in the metals, as well as higher production costs or reduced recovery rates, may impair the economic recoverability of those ore reserves containing relatively lower grades of mineralization, resulting in a revision of ore reserves.


1.   GIRILAMBONE AND GIRILAMBONE NORTH COPPER MINES, NEW SOUTH WALES, AUSTRALIA

     The Girilambone and Girilambone North Copper mines are located approximately 625km (390 miles) northwest of Sydney, New South Wales ("NSW"), Australia. They consist of mining leases, exploration licenses and surface rights owned by the Company and Straits Mining. The mining leases are for a term of 20 years and expire on August 5, 2013 at Girilambone and on January 13, 2017 at Girilambone North. The exploration licenses are generally for terms ranging from two to five years and are renewable, based upon compliance with certain conditions. The properties are accessed by paved highway from the town of Nyngan, NSW. Power is supplied by a private NSW power agency on commercial terms.

     The Girilambone area lies toward the northern end of a zone known as the Lachlan Fold Belt, a large region of Paleozoic rocks which can be traced from eastern Victoria to northern NSW. A substantial proportion of metal production by those states has been derived from this belt which hosts a number of significant base metal mines. In the mine area, the dominant rock types include quartzite and chlorite schists. Copper mineralization occurs within a quartzite horizon and in enclosing schists of the Ordovician Girilambone Beds. A leached oxidized ore zone lies over secondarily enriched chalcocite-dominated ore. This grades into a primary sulfide zone at depth.

     Mineralogy consists of malachite and copper oxide minerals in the oxidized upper part of the orebodies, malachite/chalcocite in the middle of the orebodies and chalcopyrite in the underlying primary sulfide zones. Native copper occurs in both the oxide and chalcocite zones.

     The Girilambone copper deposit and associated satellite deposits were mined during the late 1800's and early 1900's by underground methods and produced approximately 80,000 tonnes of ore averaging 2% copper.

     The Company acquired an option to purchase the Girilambone exploration license in 1989 and completed its purchase in 1990. After conducting 46,000 feet of reverse circulation and 8,000 feet of diamond drilling and metallurgical and engineering studies, a feasibility study containing favorable results was completed in 1991. Straits Engineers Contracting Pty Limited, a Singapore company, acquired interests in both the proposed mine (the mining joint venture) and the surrounding exploration ground (the exploration joint venture) in December 1991 and subsequently assigned its interests to Straits Mining ("Straits"), an Australian affiliate. Straits funded $6.9 million of project development expenditures and made loans and payments to the Company totaling $2.7 million in order to earn its 60% share in the original Girilambone Mining Joint Venture ("GMJV"). Straits also funded the initial $345,000 of exploration expenditure to earn its 50% interest in the exploration joint venture.

     The GMJV, in which the Company has a 40% interest, is managed by a jointly owned (40% by the Company and 60% by Straits) management company named Girilambone Copper Company Pty Limited ("Girilambone Copper Company").

     Mining of the Girilambone orebody (Murrawombie pit) under the GMJV commenced in late 1992, and construction of the processing plant for the mine was completed and initial production achieved in May 1993. Design production rate was achieved in November 1993. The average production rate envisaged over the original six year mine life was approximately 14,000 tonnes (31 million pounds) per year of high-purity copper cathode.

     In 1994, a Stage 1 plant upgrade was undertaken for a total cost of $2.2 million (the Company's share being $880,000), which consisted of the installation of additional pumping capacity, a new mixer settler, and additional water pumping capacity. A multimedia strong electrolyte filter was also installed to improve electrowinning operations.

     In 1995, a Stage 2 plant upgrade was undertaken at a total cost of $1.1 million (the Company's share being $440,000) which was funded out of project cash flow. The upgrade involved the installation of 12 additional electrowinning cells, construction and equipping a third leach pad, further upgrading of the raw water system and some minor upgrading of the solvent extraction plant.

     Heap aeration techniques were trialed in early 1996 which resulted in dramatic improvement in production, offsetting previous cold weather effects on leaching. All new sulfide heaps are now being aerated, and older heaps are being re-stacked and equipped with aeration facilities.

     Mining operations ceased at the Murrawombie pit in July 1997, with all leachable ore having been placed on the heaps for leaching. Copper from this ore will be produced during 1998 and 1999 as the ore is leached and solutions are processed for metal recovery.

     The Company holds a 50% interest in a second mining joint venture with Straits, the Girilambone North Mining Joint Venture ("GNMJV"). This joint venture is also managed by Girilambone Copper Company. Following successful feasibility studies carried out in 1995 and 1996, this joint venture commenced mining operations in the Girilambone North area in early 1996. Three orebodies are being developed - North East Pit, Hartmans Pit and Larsens Pit, all located in close proximity to each other approximately 2 miles northwest of Girilambone Mine and its processing facilities.

     The ore types at Girilambone North are similar to those found at Girilambone, but of lower grade. Both the copper oxides and supergene copper sulfides in the northern pits are amenable to heap leaching. Ore from these pits is being mined and trucked to the Girilambone operations by the same mining contractor as being used at Girilambone. The Girilambone facilities are then used to crush and stack the Girilambone North ore on segregated leach pads (for metallurgical and cost accounting purposes) and then to heap leach and process the resulting solutions to produce cathode copper.

     Production of copper metal from all pits in 1997 was 17,702 tonnes, with virtually all the copper produced being London Metal Exchange ("LME") Grade A equivalent (99.999% pure) or better. Production in 1996 was 16,281 tonnes of copper metal and in 1995, 12,784 tonnes of copper metal. 1998 production is expected to be similar to that in 1997.

Reserve Estimates

     Estimated life-of-mine open-pittable, minable copper ore reserves at Girilambone and Girilambone North at December 31, 1997, including material already mined, are shown in the following table. These reserves were determined by Girilambone Copper Company.

          GIRILAMBONE AND GIRILAMBONE NORTH RESERVES
          (0.15% residual copper grade at a 0.4% cut-off) *


                                                                     Contained
                                                           Copper     Copper
                                              Tonnes        Grade    (thousand
                                             (million)      %         tonnes)
                                             ---------     -------   ----------
Total Life of Mine
  (Murrawombie, North East,
  Hartmans and Larsens East Pits)
Mined to December 31, 1997                     6.638         1.65     109.720
  (including stockpiles and heaps)
Remaining Reserves                             4.519         0.84      38.117
                                             ---------     -------   ----------
Total Minable Reserves                        11.157         1.33     147.837
Total Recoverable Copper                                              121.003


* All leachable ore has been mined from Girilambone (Murrawombie pit)
* Ore from Girilambone North (Hartmans, Larsens and North East pits) will be mined at a 0.4% copper cut-off
* Heaps will be leached to a residual fixed copper grade of 0.15%

     Low grade gold mineralization has also been mined and is being stockpiled separately for possible processing at a later date. The low grade mined stockpiles contain approximately 10,750 ounces of gold at December 31, 1997 (352,092 tonnes grading 0.98 g/t).

Mining Plan

          The pits at Girilambone and Girilambone North are mined by conventional truck and large backhoe open pit methods using a contract mining company which is responsible for mining, crushing, screening and stacking ore on the leach pads.

Ore Processing

     Treatment of the copper ore is by the low cost and environmentally friendly three-stage process of heap leaching and SX-EW. The SX-EW process has been extensively used in the USA and Chile and is a proven process.

Heap Leaching

     Once the oxide ore has been mined, crushed and stacked on the leaching pads, a solution of water and sulfuric acid is applied. The copper is leached into solution as copper sulfate and routed to the solvent extraction plant for processing.

     In the case of chalcocite ore, ferric sulfate in the presence of sulfuric acid and air is used as the leachant, and is aided by bacteria, dominantly THIOBACILLUS FERRO-OXIDANS. The leached copper solution from the chalcocite is also treated in the solvent extraction-electrowinning plant. The installation of heap aeration systems in 1996 overcame prior winter production problems.


The SX-EW Process

     The solvent extraction plant is a chemical extraction plant in which the copper solution is extracted and concentrated via an ion exchange chemical. The purified and concentrated copper solution is pumped to the electrowinning tankhouse where the copper is electroplated out of solution onto stainless steel cathodes. This copper can then be shipped directly to end-users with no further refining or smelting necessary.


Girilambone Financing Agreement

     The Company had $2,861,450 of debt outstanding at December 31, 1997 under a financing agreement with the Bank of Western Australia Ltd. ("BankWest"; formerly R&I Bank). The outstanding amount includes previous additional drawings of US$7,555,000 for the Company's working capital and to fund the Company's 50% share of the development of the Girilambone North deposits. The loan bears interest at Singapore InterBank Offered Rate ("SIBOR") plus 1.5% (7.41% at December 31, 1997). This facility is required to be repaid quarterly in installments being the greater of the amount required to reduce the outstanding amount in accordance with a schedule of maximum outstanding amounts as at each quarterly repayment date or 50% of available cash flow.

     During the period the loan is outstanding, the Company is required to build up each quarter a cash deposit of $1,000,000 in a reserve account with BankWest. All cash proceeds in the reserve account must be first used to pay any project costs, bank fees, interest and principal. Any remaining proceeds are then available at BankWest's discretion for use by the Company. At December 31, 1997, proceeds from this account were used to pay principal, interest and fees. BankWest, as collateral on the loan, holds a security interest in the Australian assets of the Company including their share of the assets of and production from Girilambone and Girilambone North mines.

Copper Sales

     The Company sells its copper production under contract through a marketing agent. In 1997 sales of $16.3 million were made under contract, primarily to two Australian consumers, Metal Manufactures Limited and Crane Enfield Metals Pty Ltd, at a price which is at a set premium to the prevailing London Metals Exchange price at the time the copper is delivered. The contracts are intended to be evergreen contracts that are rolled over annually and for 1998 are for a minimum of 94% of production. The loss of either or both of these consumers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.

Copper Agreements

     To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1998, the Company has entered into put option agreements for 7,200 tonnes of copper on a monthly deferred settlement basis.

     The copper put agreements are designated as hedges of anticipated copper sales, and gains and losses under these agreements are deferred and reflected as a component of sales when each contract settles.

     The put option agreements are with two counterparties on a total of 7,200 tonnes of copper for 1998, maturing at 600 tonnes (1.3 million pounds) per month. Under these agreements the Company will receive market price for its copper sales but with a guaranteed minimum price of $0.90 per pound, at an average cost of $0.05 per pound. There was no cash outlay at the time these contracts were entered into.

     Sales for the years ended December 31, 1997, 1996 and 1995, include $54,000 of losses, $1,058,000 of gains and $1,080,000 of losses, respectively, that were realized in settlement of copper hedging contracts.

Forward Currency Exchange Contracts

     The Company has entered into forward exchange contracts, expiring at various times through March 1999, to hedge against potential Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. For the year ended December 31, 1997, the Company recognized a loss of $2,399,000 compared to a gain of $479,000 in 1996 and a loss of $279,000 in 1995. At December 31, 1997 the total of outstanding contracts was $12,000,000 (A$15,100,000).

     The Company is exposed to copper price fluctuations and currency risks in the event of non-performance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

2.   GIRILAMBONE EXPLORATION JOINT VENTURE ("GEJV")

     The Company has a 50% interest in a joint venture with Straits covering approximately 3,300km(2) surrounding the Girilambone and Girilambone North mines and beneath the Girilambone pit. The Company is the manager of the exploration program.

     Exploration for additional reserves of copper suitable for treatment at the existing SX-EW plant at the Girilambone mine is the primary objective of the exploration program which is continuing throughout the tenements held by the joint venture. Several copper occurrences are known in the region.

     Chalcopyrite mineralization of the type discovered at the Tritton prospect, 14 miles southwest of Girilambone, is a secondary exploration target. A separate plant would be required to treat this type of mineralization.

     During 1997, the Company expended $1.8 million on exploration and feasibility studies as its 50% share of joint venture costs.

Exploration Methods

     In 1997, shallow vacuum drilling geochemical sampling programs were conducted at points along surveyed grids in geologically and geochemically favorable areas. These programs were successful in identifying anomalies in copper, gold and lead-zinc. Five of these areas remain to be tested by deep reverse circulation ("RC") drilling in 1998.

     Sirotem electromagnetic surveys, a modern geophysical ground technique used to identify electrically conductive zones possibly related to copper mineralization, were conducted by the Company throughout 1997. A number of anomalies were tested in 1997, with several yet to be tested.

     In 1996-97, deep RC drilling was completed on twenty-eight prospects. Sulfide mineralization was intersected at a number of these and intersections up to 10 meters wide of over 2.0% copper were obtained. Additional deep drilling of some of these prospects is planned for 1998.

Bonnie Dundee Project Area

     This project includes three copper prospects known as Tritton, Budgerygar and Bonnie Dundee, the latter two having been the subject of small scale mining activity in the late 1800's. The deposits are approximately half a mile apart along strike. The area is located 14 miles southeast of the Girilambone mine.

Tritton Deposit

     This is a significant new deposit discovered by the Company in 1995 when a deep diamond drilling program over Sirotem anomalies was successful in locating pyrite-chalcopyrite sulfide mineralization to depths of several hundred meters. In 1996, an additional ninety holes were completed to vertical depths of 1,000 meters. Drilling continued in 1997 and a total of 132 deep diamond drill holes and 15 Navvi drill deflections were completed by December 1997. This drilling has defined a resource containing 307,000 tonnes of copper which remains open at depth and along strike in the lower levels.

     Two zones of mineralization have been intersected. The mineralization outlined by the current intersections extends continuously down dip for 1,100 meters through these zones, except for an 80 meter gap between them. Each of the zones has a strike length of at least 250 meters. Because of structural geology and variations in the grade of copper, the lower zone was subdivided into the Central Zone and the Lower Zone during 1996.

     During 1997, a resource estimate was re-calculated using all available drill hole data at a 1% copper lower cut-off to 1,000 meters vertical depth as shown in the table below.

                                  TRITTON PROJECT
                           RESOURCES AT DECEMBER 31, 1997

ZONE        CLASSIFICATION         TONNES      Cu       Cu         Au       Ag         Co       BD
                                 (MILLIONS)    %       TONNES     G/T      G/T         %       T/CM *
UPPER       MEASURED                0.93      5.83     54,219     0.39      18.4       424      3.53
            INDICATED               0.45      4.38     19,710     0.35      12.8       387      3.49
            INFERRED                0.29      3.10      8,990     0.32      12.7       251      3.40
            SUB-TOTAL               1.66      4.97     82,919     0.37      15.9       384      3.50

CENTRAL     MEASURED                2.26      3.34     75,484     0.18       9.4       348      3.40
            INDICATED               0.69      2.64     18,216     0.25      10.3       308      3.44
            INFERRED                0.46      2.60     11,960     0.38      12.8       324      3.68
            SUB-TOTAL               3.41      3.10    105,660     0.22      10.0       337      3.45

LOWER       MEASURED                   0         0          0        0         0         0         0
            INDICATED               1.11      2.36     26,196     0.25      11.8       235      3.27
            INFERRED                4.05      2.28     92,340     0.18      10.5       292      3.27
            SUB-TOTAL               5.16      2.30    118,536     0.20      10.8       280      3.27

ALL ZONES   MEASURED                3.19      4.06    129,514     0.24      12.0       370      3.44
            INDICATED               2.25      2.85     64,125     0.27      11.5       288      3.37
            INFERRED                4.79      2.36    113,044     0.21      10.9       293      3.32
TOTAL                              10.23      3.00    306,683     0.23      11.4       316      3.37

SUBTOTAL    MEASURED + IND.         5.44      3.56    195,727     0.25      11.8       336      3.41

            CONTAINED
            COPPER - TONNES        306,900
            OUNCES - GOLD           75,647
            OUNCES - SILVER      3,749,482
            TONNES - COBALT          3,233


* BD T/cm = bulk density in tonnes per cubic meter

A final feasibility study with an estimated completion date of June 1998 is in progress.

Budgerygar Prospect

     This prospect is held in a joint venture between the GEJV and an Australian company. The GEJV has earned a 90% interest in the exploration license.

     The Company drilled a total of four deep diamond drill holes during 1997. Wide intersections of copper bearing but sub-economic zones of massive sulfide mineralization were encountered.

3.   TABAR ISLANDS AND SIMBERI GOLD PROJECTS

     The Company holds an exploration license over the Tabar Islands, namely Simberi, Tatau, Tabar and Mapua, and a mining lease, granted in December 1996, over the eastern part of Simberi Island. The mining lease is for a twelve year period expiring December 3, 2008 and the renewable exploration license is for a two year period expiring June 5, 1999.

Background

     The Tabar Islands lie to the north of New Ireland Province in PNG, approximately 80 km northwest of Lihir Island and 150 km north of Rabaul.
The Tabar Islands cover an area of approximately 270 square kilometers. The Company acquired an exploration license over the Tabar Islands in 1981 and after some preliminary reconnaissance, farmed out a majority interest to Kennecott Explorations (Australia) Limited ("Kennecott"), now a subsidiary of Rio Tinto, and Niugini Mining Limited. Kennecott as the operator discovered gold mineralization and anomalies, but these apparently did not meet its corporate investment criteria.

     In 1993, the Company acquired the interests of both Kennecott and Niugini Mining for payments totaling $1.57 million (A$2 million) of which half has been paid. The remaining payment of $0.65 million (A$1 million) is payable by December 3, 1998.

     Kennecott and Niugini Mining have an option to re-acquire 50% of the project if feasibility studies indicate that any new mining project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of the Company's expenditure on the mine development area from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1997 totaled approximately $11.9 million.

     The Tabar Islands are part of a chain of islands which include Simberi, Tatau and Tabar Islands. They are geologically similar to the nearby Lihir Island where a very large world class gold mining project was put into production in 1997 by non-related companies. The Lihir mine is expected to produce approximately 625,000 ounces of gold in 1998.

Tabar Project Stage of Development

     Exploration since 1981, at a cost to the Company and its former co-venturers of approximately $30 million, has yielded anomalous gold indications on three of the Tabar Islands. Ten gold prospects have been identified on Simberi Island, and a further 11 on Tatau and Tabar Islands.

     The major oxide gold deposits on Simberi Island have been the subject of over 928 drillholes during the exploration and resource definition drilling phases, the majority of which were drilled along ridges to test oxide mineralization in the zone of weathering, 20-50 meters from surface.

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

     The feasibility study proposes the extraction of mineralization from the five oxide gold deposits on the mining lease by simple open cut mining techniques. The mining rate would commence at an initial 600,000 tonnes per annum, and increase to a final design rate of one million tonnes per annum.

     The feasibility study assumes a treatment plant would be constructed at Pigiput Bay on the eastern side of Simberi Island, in a modular manner to facilitate relocation. The plant has been designed for single stage crushing, although a second stage would be added later if necessary. The crushing circuit would be followed by open circuit primary ball milling and closed circuit secondary ball milling, with conventional cyanide leaching. This would be followed by carbon in pulp absorption, pressure desorption, and conventional electrowinning of gold to produce dore bars on site. Tailings would be discharged by submarine outfall into the ocean at a depth of 115 meters.

     Capital costs for development of the Simberi Island Gold Project are estimated at $20.4 million. Average life of mine operating costs for the project are estimated to be approximately $204 per ounce of gold produced. Production rates over the estimated five year life of the mine are projected to average approximately 40,000 ounces of gold per annum.

     Due to the limited size of the proven and probable reserves, coupled with the decline in the price of gold, development of the project has been deferred pending the discovery of additional reserves and/or a significant recovery in the gold price. Per U.S. accounting rules relating to the recoverability of the carrying value of assets and due to the continued decline in gold prices in the fourth quarter of 1997 the Company recorded an impairment to the carrying value of the Tabar Islands Gold Project. The carrying value of $4.3 million at December 31, 1997 reflects the current calculated recoverable value of this property at currently projected gold prices.

Estimates of Mineralization

     A revised resource calculation is being prepared to quantify additional resources discovered during 1997 but results were not yet available at the time of this report. Therefore, the following information is based on results at the beginning of 1997.

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

                          SIMBERI OXIDE GOLD DEPOSITS
                               RESERVE ESTIMATES


                                      Proved Reserve                  Probable Reserve                   Total Reserves
                                      --------------                  ----------------                  ----------------
                          Tonnage      Gold      Gold         Tonnage      Gold      Gold         Tonnage       Gold        Gold
Pit Name                   000t        G/T      Ounces         000t         g/t     ounces         000t          g/t       ounces
--------                 ---------    -----     -------       -------      -----    --------      -------       -----     --------
Sorowar                  2,442        1.36      106,800         851         1.05      28,700        3,293        1.28      135,500
South Samat                169        5.21       28,300          18         3.28       1,900          187        5.02       30,200
North Samat                153        3.63       17,900          10         0.93         300          163        3.47       18,200
East Samat                 -           -            -           179         1.89      10,900          179        1.89       10,900
Pigiput                    377        1.32       16,000         214         1.02       7,000          591        1.21       23,000
                         -----        -----     -------       -------      -----    --------      -------       -----     --------
TOTAL
RESERVE (1)              3,141        1.67      169,000       1,272         1.19      48,800        4,413        1.54      217,800
                         -----        -----     -------       -------      -----    --------      -------       -----     --------
                         -----        -----     -------       -------      -----    --------      -------       -----     --------


(1)  Totals may not match, due to rounding

     Estimated ore reserves of 217,800 ounces of gold are contained in these deposits. Management believes the potential for discovery of new mineralization of both oxide and sulfide materials elsewhere in the project area is favorable.


Exploration

     During 1997, exploration programs on Simberi, Tatau and Tabar Islands were extended. Reconnaissance exploration was carried out on prospects on Tabar
Island and on Tatau Island.   Extensive drilling was completed on oxide and
sulfide prospects on Simberi Island, including drilling of induced polarization ("IP") geophysical anomalies.

     Ground geophysical surveys, using the IP method, were conducted at prospects on Tatau Island and over an extensive area on Simberi Island covering all the known oxide deposits and surrounding areas. The IP surveys were successful in locating underlying sulfide mineralizations.

     The drilling in 1997 identified additional gold mineralization in both oxide and sulfide zones, which are expected to increase the oxide gold reserves and resources.

     On Simberi Island, 198 RC drillholes were completed in 1997 totaling 51,200 feet of drilling and another 30 diamond drill holes (predominantly HQ size) were drilled, totaling 17,800 feet of drilling.

     Another 477 shallow surface percussion drill holes (Wacker drill) were drilled at three prospects on Tabar Island and Tatau Island.

     In addition, a substantial amount of dozer benching (approximately 32,000 feet) and channel sampling were undertaken during 1997.

     The 1998 program for the Tabar Islands will include a complete re-evaluation and synthesis of 1997 results.


4.   RAMU NICKEL-COBALT PROJECT

Background

     Ramu is located approximately 80 km southwest of the Port of Madang on the north coast of PNG. The Company farmed into the property in 1978 and formed a joint venture (the "JV") with HPL.

     The current renewable exploration license expired on February 26, 1998 and application has been made for a two year extension which the Company believes will be granted.

     The license covers approximately 246 km(2) of which approximately 32 km(2) is underlain by the mineralized laterite containing nickel, cobalt and chromite.

     In 1992, the joint venture agreement was amended to permit HPL to increase its interest in the JV. As manager of the JV, HPL solely funded a program of metallurgical testing and drilling. As of December 31, 1996, approximately $7.0 million (K9.0 million) had been expended by HPL, and, accordingly, the Company's interest was diluted to 35% and HPL interest increased to 65%. The Company is currently contributing its 35% share of costs to maintain its interest in the project.

     Expenditures by the joint venture in 1997 amounted to approximately $8.2 million (K11.7 million), most of which was incurred in the second half of the year when the full feasibility study was underway as described below.

     Another party, Eastern Pacific Mines, may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest would be acquired from the Company and HPL in proportion to their interests. Further, the government of PNG has the right to acquire up to 30% of Ramu at a price pro-rata to the accumulated exploration expenditures at any time prior to the commencement of mining. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its equity interest in the project.

Mineralization and Resource Estimates

     The mineralization is contained in an extensive area where a strong lateritic profile is developed over the basic and ultrabasic bedrock. The lateritization process is due in part to the effects of weathering under tropical conditions, resulting in enrichment near the surface of nickel and cobalt found in the underlying bedrock. The lateritic profile is up to 50 meters thick, although thicknesses of 25-30 are more common, occurring over an area of about 32 square kilometers.

     By world standards the Ramu resource is large and, although nickel grades are only average, cobalt grades are relatively high, making nickel equivalent grades more attractive. Further, increases in both nickel and cobalt grades may be achieved by simple screening techniques.

     Resource drilling in the Ramu mining area has been ongoing since July 1997. The current status of resource estimate, based on extensive drilling is shown in the following table:

                  Identified Mineral Resource - Ramu


                            Measured                     Indicated                 Inferred                       Total

Resource Style      Tonnes      Nl      Co     Tonnes     Nl       Co      Tonnes       Nl       Co      Tonnes       Nl       Co
                   Millions      %       %     Millions    %       %     Millions       %         %     Millions       %         %
                   --------    ----    ----    --------  ----     ----   --------     ----      ----    --------    ----      -----
Limonite             15.7      0.91    0.10      5.9     0.91     0.09     36-44      0.90      0.10     58-65      0.90      0.10
Saprolite             5.1      1.06    0.14      2.3     1.07     0.12     10-13      1.00      0.10     17-20      1.02      0.11
Rocky Saprolite
(rock free-2mm)                                                            18-21      1.40      0.08     18-21      1.40      0.08
Total                20.8       .95    0.11      8.2     0.95     0.10     64-78      1.05      0.09    93-107      1.02      0.10


The total resource is estimated at 93-107 million tonnes averaging 1.02% nickel and 0.1% cobalt. Drilling will continue in 1998 and the Company expects that the Ramu resources will be expanded.

Previous Feasibility Work

     The Ramu deposit has been the subject of several scoping studies and metallurgical testwork programs which considered various process routes and project capacities.

     Two of these studies, carried out in 1982 and 1989 by independent engineering firms, determined that pressure acid leaching would provide the most favorable treatment process for the limonite zones. Later testwork done by a major American research laboratory confirmed that the Ramu laterite mineralization is amenable to treatment by pressure acid leaching using autoclave technology.

     Metallurgical recoveries from this process are indicated to be high, with extraction rates around 90% for both nickel and cobalt. In addition, the Ramu limonite material, by virtue of its low magnesia content, has low acid consumption relative to similar resources around the world, an important characteristic that results in lower processing costs.

     Similar laterite projects are currently being developed in Australia using similar process technology.


Feasibility Program

     The JV has pursued a program of metallurgical testwork, engineering and pre-feasibility studies, relying when necessary on the expertise of outside consultants.

     In mid-1996 a detailed pre-feasibility study (the "PF Study") was completed which confirmed the very large scale of the Ramu Project and favorable economics. The PF Study indicates that the Ramu deposit could become one of the lowest cost nickel producing properties in the world. As reported in the PF Study, the capital costs for the development of the Ramu Project are estimated to be $763.7 million. Annual total operating costs when full production levels are reached are estimated to be approximately $96.4 million and the unit operating costs are estimated to be $32.12 per tonne of ore mined and processed, or $1.39 per pound of nickel produced. After cobalt credits, these operating costs could be reduced to as low as $0.67 per pound of nickel based on a cobalt price of $8.00 per pound. If the Ramu Project is developed, over its estimated minimum 20 year mine life, the project is expected to produce approximately 630,000 tonnes (1.39 billion pounds) of nickel and 56,000 tonnes (123 million pounds) of cobalt.

     Work on a detailed feasibility study commenced in mid-1997. This program includes detailed drilling programs to define ore resources, geotechnical investigations, bulk sampling and trial mining, metallurgical testing and pilot plant work, detailed engineering studies and preparation of an environmental management plan to meet contemporary international standards. It is expected that this program will take approximately 18 months to complete and will cost approximately $22.4 million.

5.   OTHER EXPLORATION PROPERTIES - AUSTRALIA

Cloncurry Region, Queensland

Monakoff - Copper/Gold Prospect

     The Company holds exploration tenements at Monakoff in the Cloncurry district of Queensland in a joint venture with Placer Exploration Limited ("Placer") and BHP Minerals Pty Limited ("BHPM"). Placer had previously earned a 76.3% interest in the tenements by completing expenditures of approximately $945,000 and the Company's interest is presently 23.7%. BHPM has the right to earn a 51% interest by the expenditure of $1.125 million, at which time the Company's interest would be reduced to approximately 11.6%, and a further 10% interest by the additional expenditure of $562,000, at which time the Company's interest would be approximately 9.2%.


Mount Dromedary - Copper/Gold Prospect

     The Company holds exploration tenements at Mt. Dromedary, also situated in the Cloncurry district of Queensland. In 1996, CRA Exploration Pty
Limited (now Rio Tinto) earned a 75% interest in the Mt. Dromedary tenements by spending $780,000. Subsequently the Company converted its interest into a 10% free-carried interest.

     In January 1998, Rio Tinto advised its intention to withdraw from the joint venture. Rio Tinto's interest will revert to the Company.

     The Company will review all available data in 1998 to ascertain how to proceed with these exploration tenements.


Western Australia - Gold

     The Company has one exploration joint venture in Western Australia where joint venture partners are funding the work. No significant exploration results have been reported to date.

6.   OTHER EXPLORATION PROPERTIES - CANADA AND MEXICO

Canada

     In 1997, the Company entered into an agreement with Young-Shannon Gold Mines to earn up to a 65% interest in the Chester Gold Project, located north of Sudbury, Ontario. Between 1987 and 1991, drilling at this project identified a zone containing 240,000 ounces of gold with the potential for expansion. Due to the decline in gold prices experienced in 1997, development of this project has been delayed indefinitely and its carrying value was written off at December 31, 1997.

Mexico

     The Company holds two exploration properties in Mexico and is continuing to evaluate the possible acquisition of precious and base metal properties.

7.   OTHER BUSINESS MATTERS

A.   Risk Factors

     Risk factors which may have a significant impact on the future performance of the Company or the value of its shares include:

Risk of Mineral Exploration and Development

     As the primary business of the Company is the exploration for and commercial development of base and precious metals and other minerals, it is subject to the substantial risks inherent in such activities. The Company is still in the exploratory or pre-development phase of all operations except at the Girilambone and Girilambone North Copper Mines. Although exploration on several of the properties has resulted in discoveries of mineralization, the magnitude and commercial feasibility of such discoveries cannot be accurately determined until feasibility work currently in progress is completed in 1998.

Competition, Markets and Regulations

     The mineral industry is extremely competitive. The ability of the Company to benefit from undeveloped discoveries will depend upon its ability, as discussed below, to obtain additional financing to develop those properties and on other market factors beyond its control.

     World market prices for precious metals, base metals (including nickel and copper), and strategic minerals are subject to many variables and may fluctuate widely, depending upon world supply and demand and on international economic and political factors. Revenues that the Company may receive for the minerals from any existing projects or from any future mineral discoveries are uncertain and no assurance can be made that prices will be sufficient to warrant commencement or continuation of commercial exploitation.

     The Company has in place certain price protection agreements in regards to its share of production from the Girilambone and Girilambone North Copper Mines to reduce the impact of fluctuations in copper prices through December 1998. However, if as a result of a decline in copper prices the Company's realization on future copper sales, after the expiration of the price protection agreements, were to decrease significantly and remain at such level for any substantial period, it might not be economically feasible to continue commercial production at Girilambone and Girilambone North and the Company might, with the consent of its co-venturer, curtail or suspend some or all of its mining activities.

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


Foreign Exchange Risks

     The Company has mining and exploration operations in several countries. As a consequence, the Company's revenue and costs will be affected by fluctuations in currency rates. The Company has certain forward currency exchange contracts in place in conjunction with its Girilambone Copper Project borrowings intended to minimize the effect of certain of these fluctuations. These contracts mature progressively through March 1999. Any contracts not utilized by April 1999 can be rolled forward until such time as the Company elects to utilize them.


Uninsured Risks

     Exploration for and development of mineral deposits involve hazards which could result in the Company incurring losses and liabilities to third parties. The Company is not insured against all losses or liabilities that could arise from its operations either because insurance is unavailable or because the premium cost is excessive. If the Company incurs uninsured losses or liabilities, the funds available for exploration and development will be reduced and the Company's assets may be jeopardized. However, the Company has insured many of its operational risks.

Additional Financing Required

     The Company will need additional financing to commercially develop properties such as Tritton, Ramu and Tabar, should development be warranted. There can be no assurances that such additional financing will be available in the amounts and at the time necessary to continue exploration on or development of a specific property.


Borrowing Risks

     Interest charges on borrowings incurred by the Company may fluctuate because of many factors. High interest rates could have an adverse effect on the Company's operations.

Employee Risks

     The Company is generally non-unionized and the majority of its employees are employed under contract or, in the case of seasonal field activities, under short-term contract or as casual labor. Approximately 35-40% of staff employed at the Company's Girilambone operations is unionized, all under one union. There have been no labor disputes since mining operations began in 1992, and a new two year labor agreement was finalized in early 1998 with a nominal expiration date of July 16, 1999. The Company's history of labor relations is excellent and management believes the risk of material adverse effect due to labor unrest is minimal.


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

     In PNG, proceedings were initiated in the National Court regarding the constitutional validity of the Mining Act Chapter 195 which, INTER ALIA, provided that minerals are the property of the State. These proceedings have been discontinued. Should the PNG Supreme Court consider the constitutional questions at some future time it is possible that it could result in mining leases and other tenements in PNG being invalid, such that challenges could be mounted as to their existence. Management believes that such proceedings are unlikely to be re-instituted.

The Mabo and Wik Decisions

     The decisions of the High Court of Australia in MABO V. THE STATE OF QUEENSLAND (1992) 107 ALR 1 and WIK PEOPLES V THE STATE OF QUEENSLAND (1997) 71 ALJR 173 may have an effect on the Australian tenements and real property interests held by the Company. These cases recognized that native title to land in Australia survived the Crown's acquisition of sovereignty. However, the acquisition of sovereignty exposed native title to extinguishment by valid exercise of sovereign power is inconsistent with the continued right to enjoy native title. Where the Crown has validly alienated land by granting an interest that is wholly or partially inconsistent with a continuing right to enjoy native title, native title is extinguished to the extent of the inconsistency. The Wik decision found that on certain pastoral leases not bestowing exclusive rights of occupancy, native title was not extinguished but co-existed with the pastoral rights. Thus native title has been extinguished by the grant of rights to mine or by the conduct of mining operations pursuant to a right to do so. The Company is not aware of any claim having been made nor does it have any reason to believe that any claim will be made in respect of any mining tenements or real property interests held by the Company in Australia as a result of the Mabo or Wik decisions.

     In the area surrounding the Company's Girilambone and Girilambone North mines the state Department of Mineral Resources has reached the view that native title has been extinguished and accordingly the Company believes that there is no risk of successful claims for native title to its mining and exploration tenements in that area.

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

     Development and mining of minerals requires granting of a mining lease.
The procedures and time taken to gain a mining lease vary considerably between the states and territories. In general however, the basis for the granting of a mining lease is demonstration by the applicant that the exploration resource can be economically mined and that operations will comply with environmental guidelines. Foreign investment guidelines must also be satisfied in the granting of mining leases where certain capital threshold amounts are exceeded. Currently the threshold for mining projects is A$50 million ($33 million). The foreign investment guidelines generally require 50% Australian ownership, however this can be negotiated or waived. There are no restrictions on repatriation of foreign company income and it is not the policy of Australian governments to take an equity interest in mining developments.

     Australia taxes trading profits (including trust profits distributed to corporate beneficiaries) and capital gains at the rate of 36%. Sales of mining rights acquired by a prospector before August 20, 1996 can be exempt from tax up to the market value as at that date, and sale or joint venture by the Company of particular exploration licenses or mining leases may qualify for that exemption, depending upon the circumstances. Australia also has a 10% withholding tax upon the payment of interest and a withholding tax on royalties or dividends paid out of untaxed profits to a non-resident which varies from 10% to 30%, depending upon the country and the type of payment.


C.   Mining in Papua New Guinea

     PNG is a constitutional democracy and has a comprehensive mining law and tax code. The PNG Mining Act is based on the premise that minerals in the ground are the property of the State. Exploration and development of minerals requires approval of the PNG Government and are administered by the Department of Mineral Resources. Prospecting rights are obtained through application to the PNG Government for an Exploration License which, if granted, is valid for two years and obligates the holder to commit to a work plan and expenditure schedule. For large projects, prior to development of a major minerals project, a Mining Development Contract must be negotiated with the PNG Government which sets forth details as to the administration of the mining operation, specific proposals committing the developer to construction of facilities and implementing the operation. If the PNG Government subsequently approves a Proposal for Development, a Special Mining Lease is granted and the Mining Development Contract is signed, allowing the development to proceed with the plans set forth in the proposal. A failure to meet the stated commitments in the mining proposal can result in termination of a Special Mining Lease and the forced sale to the PNG Government of plant and equipment at its depreciated value. For smaller mining projects a general Mining Lease may be granted for a term of up to 21 years. Under the Mining Act the government reserves the right to take a participating interest up to 30% in such projects. Local landowner participation is strongly encouraged by the government.

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

     In 1994 the PNG currency was first devalued by 12% and subsequently allowed to float. During 1994 the effective devaluation against the US$ was approximately 20% and in 1995 it was approximately 10%. In 1996 it was relatively stable and in 1997 it depreciated approximately 12%. This has had a relatively minor effect on the Company.


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

E.   Environmental

     At December 31, 1997, the Company had reserves of approximately $120,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated.

     The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties. Moreover, the Company has other probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Company cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

F.   Bermuda

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


G.   Organization

     The Company was organized in 1988 for the purpose of acquiring all of the assets, subject to the liabilities, of two limited partnerships (the "Partnerships"). The Partnerships and Nord Resources Corporation ("Resources") owned all of the venture interests in Nord-Highlands Mineral Venture-I a California joint venture ("Nord-Highlands"). On April 2, 1990, the Partnerships transferred all of their assets, subject to their liabilities, to the Company in exchange for shares of common stock of the Company (the "Exchange") and Resources relinquished all rights it had in Nord-Highlands. The Partnerships then immediately dissolved and liquidated and distributed the shares of the Company to their respective limited partners. The Company, and its wholly-owned Bermuda subsidiary, Nord Gold Company Limited, own 100% of the interests in Nord-Highlands, which is the exploration and development arm of the Company in Australia, PNG and other areas of the South Pacific. All activities of the Company in the United States are carried out by Hicor Corporation, a wholly owned Delaware subsidiary.

     Exploration activities in Mexico are carried out by Compania Minera Nord Pacific de Mexico S.A. de C.V., a controlled Mexican subsidiary.

     Nord Pacific is currently owned approximately 28.6% by Resources, a Delaware corporation organized in 1971 and listed on the New York Stock Exchange.

     The Company's principal offices are located at 22 Church Street, Hamilton HM FX Bermuda, telephone number (441) 292-2363. The US subsidiary of the Company, Hicor

Corporation, maintains offices at 201 Third Street, NW, Suite 1750, Albuquerque, New Mexico 87102, telephone number (505) 241-5820.

H.   Glossary of Technical Terms


chalcocite     -    a copper sulfide mineral.
chalcopyrite   -    a copper iron sulfide mineral.
leaching       -    a dissolution of mineral components from ore by appropriate chemicals.
laterite       -    a naturally leached iron and aluminum rich rock, formed at the surface by weathering in tropical conditions.
malachite      -    a green hydrated copper carbonate mineral.
Ordovician     -    a geological period within the Paleozoic Era.
ore            -    material which can be mined and/or treated at a profit.
oxidized zone  -    zone in which sulfides have been altered to oxides by
                    surface waters.
Paleozoic      -    an era of geological time, from 245- 570 million years ago.
quartzite      -    a compact siliceous rock formed of silica of sedimentary
                    origin.
reserve        -    part of a mineral deposit which could be economically and
                    legally extracted or produced at the time of the reserve determination.
resource       -    an identified in-situ mineral occurrence from which minerals may be recovered.
schist         -    a medium to coarse grained metamorphic rock with sub-parallel orientation of micaceous minerals.
sulfide        -    a mineral compound characterized by the linkage of sulfur
                    with a metal.


PART II

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     On February 17, 1997, the stockholders of the Company granted approval for a reverse stock split whereby one new share of common stock, $.05 par value share ("New Common Stock") was exchanged for every five shares of common stock $.01 par value share ("Old Common Stock"). They also approved the sale of up to 4,500,000 shares of New Common Stock in an offering in Canada (the "Canadian Offering") and the delisting of the Company's Common stock from the Australian Stock Exchange.

     The effective date of the reverse split was March 10, 1997. Each share of New Common Stock is equivalent to an American Depository Receipt ("ADR"). The Company has terminated the ADR program and delisted the ADR's from the NASDAQ Stock Market. Only the Company's New Common Stock is currently traded on the NASDAQ under the symbol NORPF.

     On July 3, 1997, the Company completed the closing of the Canadian Offering. The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one New Common Share and one-half of one Purchase Warrant (the "Purchase Warrant"). Each whole Purchase Warrant entitles the holder to purchase one Common share at C$9.00 (US$6.29 at December 31, 1997 exchange rate) prior to July 3, 1998. Further, the Company issued 225,000 warrants ("Warrants") to Canaccord Capital Corporation (the "Agent"). Each Warrant entitles the Agent to purchase one Common Share at C$6.90 (US$4.82 at December 31, 1997 exchange rate) prior to July 3, 1998.

     On July 3, 1997, concurrent with the closing of the Canadian offering, the Company sold 349,549 Units at $5.00 per Unit to Nord Resources Corporation in exchange for the extinguishment of $1,747,745 of Company debt.

     On December 12, 1997, the Company completed the sale of 600,000 shares of New Common Stock (the "Placement") to Mineral Resources Development Company Pty, Limited ("MRDC"), a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of $4.50 (C$6.40) per share and proceeds from the sale were placed in escrow pending issuance of the stock. The shares were issued and the funds were released in January 1998.

     The Company's common stock traded on the Australian Stock Exchange ("ASX") under the symbol NDP from February 28, 1994, until, at the Company's request, it was delisted on March 5, 1997.

     The following is the quarterly range of real time sales prices for the Company's Common Stock as reported by NASDAQ for 1997 and 1996. The quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

     Sales prices of common shares have been adjusted to reflect the 1 for 5 reverse stock split which was effective March 10, 1997.


                            Per Common Share
                            ----------------
          1997 (US$)               High            Low
          ---------------------------------------------
          1st Quarter              7 5/8          5 1/2
          2nd Quarter              6 3/4          4 7/8
          3rd Quarter              5 3/8          3 3/4
          4th Quarter              5 1/8          2 3/8

                                Per ADR
                                -------
          1996 (US$)               High            Low
          -----------             ------         ------
          1st Quarter              5 1/2          3 7/16
          2nd Quarter              9 3/4          4 1/2
          3rd Quarter              8              4 3/8
          4th Quarter              7 7/8          4 3/4


     Following is the quarterly range of stock prices for the Company's common stock as reported by the Australian Stock Exchange for 1996 until March 5, 1997 when it was delisted. Amounts are reported in Australian dollars.


           1997 (A$)               High            Low
           -----------             ----            ----
           1st Quarter              8.5            6.75

           1996 (A$)               High            Low
           ---------               -----           ----
           1st Quarter              7              4.50
           2nd Quarter             11.25           6.00
           3rd Quarter             11.25           7.40
           4th Quarter              8.75           6.50


Following is the quarterly range of stock prices for the Company's common stock as reported by the Toronto Stock Exchange (the "TSE") for July, 1997 (the period the Company was initially listed on the TSE) to December 31, 1997.


                            Per Common Share
                            ----------------
           1997 (C$)                High           Low
           -----------              ----           ----
           3rd Quarter              6.75           5.00
           4th Quarter              7.00           3.75


     There were no dividends declared or paid in 1997 or 1996 and dividends are not anticipated in the near future. The Company intends to retain earnings to support current operations, to fund exploration and development projects and to repay bank loans.

     The Company paid a dividend of $.05 per share totaling $468,000, with respect to its 1994 earnings, from existing cash reserves on June 30, 1995 to shareholders of record on June 6, 1995.

     The approximate number of equity security holders of record as of March 20, 1998 of the Company's common stock was 375.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     ----------------------
                                                                           (In thousands, except for share amount)
                                                                1997           1996            1995           1994         1993
                                                             ---------      ---------      ---------      ---------      ---------
SUMMARY OF OPERATIONS:

Sales                                                        $  16,328      $  16,178      $  14,074      $  11,293      $   4,674
Costs and Expenses:
     Cost of sales                                               8,696          8,969          7,664          7,289          3,861
     Abandoned and impaired projects                            14,293            191            352             35            298
     General and administrative                                  3,827          3,615          3,022          2,735          2,628
                                                             ---------      ---------      ---------      ---------      ---------
     Total costs and expenses                                   26,816         12,775         11,038         10,059          6,787
                                                             ---------      ---------      ---------      ---------      ---------
Operating Earnings (Loss)                                      (10,488)         3,403          3,036          1,234         (2,113)

Other Income (Expenses):
     Interest and other income                                     357            161            448            697            235
     Interest                                                     (371)          (406)          (604)          (992)          (969)
     Copper contracts gain (loss)                                  372           (304)
     Forward currency exchange
        contracts gain (loss)                                   (2,399)           497           (279)         2,535             14
     Foreign currency transaction gain (loss)                      502           (114)          (378)           515           (204)
                                                             ---------      ---------      ---------      ---------      ---------
Total Other Income (Expense)                                    (1,539)          (166)          (813)         2,755           (924)

Earnings (Loss) Before Income Taxes                            (12,027)         3,237          2,223          3,989         (3,037)

Provisions for Income Taxes                                      2,300          2,620          1,120             --             --
                                                             ---------      ---------      ---------      ---------      ---------
Net Earnings (Loss)                                          $ (14,327)         $ 617        $ 1,103        $ 3,989       $ (3,037)
                                                             ---------      ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------      ---------
Basic Earnings (Loss) Per Common
     Share                                                    $  (1.31)        $ 0.06         $ 0.12         $ 0.43        $ (0.06)
                                                             ---------      ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------      ---------

Diluted Earnings (Loss) Per
     Common Share                                             $  (1.31)        $ 0.06         $  .10         $ 0.39        $  (.06)
                                                             ---------      ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------      ---------

Dividends Paid Per Share                                          $ --           $ --         $ 0.05           $ --           $ --
                                                             ---------      ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------      ---------

BALANCE SHEET DATA:
Working capital (deficiency)                                  $ (1,139)      $ (3,088)         $ (60)       $ 4,017       $ (3,122)
Deferred exploration costs                                      17,827         21,778         14,312         10,895          9,629
Total assets                                                    40,397         39,741         34,666         32,850         22,605
Indebtedness                                                     2,861          5,981          5,430          7,133         15,564
Shareholders' equity                                            25,256         24,209         23,460         22,813          3,441

CASH FLOW DATA:
Nord Pacific expenditures for:
     Exploration costs                                        $ 10,720        $ 8,154        $ 4,099        $ 1,611        $ 5,393
     Capital expenditures                                          473            771          1,569            727          3,893


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth herein as well as other risks previously disclosed in the Company's securities filings.

RESULTS OF OPERATIONS

     Due primarily to expensed costs related to impaired properties, the Company recorded a net loss of $14,327,000 for the year ended December 31, 1997 compared to net earnings of $617,000 in 1996. Copper sold during 1997 totaled 15,600,000 pounds, an 8% increase over 14,400,000 pounds of copper sold in 1996. During 1997 and 1996, the Company received an average of $1.05 per pound of copper sold. The copper hedging programs established by the Company resulted in a decrease in sales of $54,000 in 1997 compared to an increase of $1,058,000 in 1996. Including the impact of copper hedging programs, the Company realized a net average selling price of $1.05 in 1997 compared to $1.13 realized in 1996. Copper production increased 9% in 1997 over 1996 due to continued improvement in the production process. Cost of sales per pound of copper declined to $.55 in 1997 compared to $.62 in 1996. The decrease resulted from continued improvements in the heap leaching process due to forced heap aeration. Cost of sales as a percentage of sales decreased slightly to 53% in 1997 compared to 55% in 1996.

     Costs incurred for impaired and abandoned properties increased to $14,293,000 from $191,000 in 1996. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Due to the precipitous decline in gold prices during the fourth quarter 1997, the Company's review of the Tabar Island Gold Project ("Tabar") in PNG indicated that the full carrying value of Tabar was not totally recoverable at currently projected gold prices. Under the requirements of FAS 121, the Company therefore wrote down the value of this project by $13,381,000 to $4,275,000. The Company also wrote off the costs associated with gold projects in Canada ($609,000) and Mexico ($303,000). General and administrative expense increased 6% due to an increase in overall exploration activities and costs associated with regulatory requirements and other expenses.

     Interest and other income increased in 1997 compared to 1996 due to additional funds available for investment. Interest and debt issuance costs decreased as debt was repaid during 1997.

     Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of Australian currency compared to United States currency. During 1997 and 1995, the Australian dollar weakened compared to the United States dollar, while it strengthened in 1996. A gain of $372,000 was recorded in 1997 resulting from a decline in the market value of copper contracts which were entered into in late 1995.

     A provision for income taxes in Australia of $2,300,000 and $2,620,000 was recorded in 1997 and 1996, respectively, resulting from profits generated from the Girilambone mining operations. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia. Although the Company has recorded a provision for income taxes, no income taxes were payable in 1996 because of the use of operating, exploration and development loss carryforwards.

December 31, 1996 compared to December 31, 1995

     During 1996, the Company recorded net earnings of $617,000 compared to net earnings of $1,103,000 in 1995. Operating earnings were $3,403,000 and $3,036,000 in 1996 and 1995, respectively. Operating earnings increased during 1996 despite a considerable decline in the copper sales prices realized by the Company. Copper sold during 1996 totaled 14,400,000 pounds, a 28% increase over 11,280,000 pounds of copper sold in 1995. During 1996, the Company received $1.05 per pound of copper sold compared to $1.35 per pound received in 1995. The copper hedging programs established by the Company resulted in an increase in revenue of $1,058,000 in 1996 and a decrease in revenue of $1,080,000 in 1995. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of copper of $1.13 in 1996 compared to $1.25 realized in 1995. Copper production increased 29% in 1996 over 1995 due to the initiation of modifications to the production process. Cost of sales per pound of copper declined to $0.62 in 1996 compared to $0.68 in 1995. This decrease resulted from improved heap leaching efficiency after the introduction of forced heap aeration and from additional estimated reserves. Cost of sales as a percentage of sales increased slightly to 55% in 1996 from 54% in 1995. The lower selling price of copper realized was generally offset by higher copper recovery.

     Costs incurred for abandoned projects of $191,000 in 1996 and $352,000 in 1995 related primarily to several exploration projects in Mexico which were abandoned based on unfavorable drilling results. General and administrative expense increased 20% in 1996 compared to 1995. The change was primarily due to an increase in overall exploration activities and costs associated with regulatory requirements.

     Interest and other income decreased during the two-year period ended December 31, 1996 due to less cash available for investment. Interest and debt issuance costs also decreased as a result of repayment of debt under a financing agreement for Girilambone operations.

     Fluctuations in gains and losses in the forward currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of Australian currency compared to United States currency. During 1996, the Australian dollar strengthened compared to the United States dollar, while it weakened in 1995.
A loss of $304,000 was recorded in 1996 resulting from a decline in the market value of copper contracts which were entered into in late 1995.

     A provision for income taxes in Australia of $2,620,000 and $1,120,000 was recorded in 1996 and 1995, respectively, resulting from profits generated from the Girilambone mining operations. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia. Although Australian taxable income in 1996 was comparable to 1995 levels, the provision was lower in 1995 as the Company benefited from the use of net operating loss carryforwards which had previously been subject to a valuation allowance. Although the Company has recorded a provision for income taxes, no income taxes are payable for 1996 or 1995 because of the use of operating, exploration and development loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     During the three-year period ended December 31, 1997, cash of $14,427,000 was provided by operating activities exclusively from the Company's interest in the Girilambone copper deposit, including the North Pits. The Company expended $12,573,000 during the period for its share of costs incurred to place ore under leach at Girilambone copper mine. Cash of $26,434,000 was used to fund exploration and development activity and capital expenditures during the period, primarily related to the Company's activities in the Girilambone area, the Tabar Islands and on the Ramu project.

     The Company's payments of long-term debt, net of additions, during the period totaled $4,271,000. In February 1997, the Company restructured its Girilambone Financing Agreement the result of which provided additional financing of $980,000, which was borrowed and used to repay a loan from an Australian lender. The Girilambone Financing Agreement requires that all cash proceeds generated from Girilambone mining operations be deposited with the lender and must be used to pay any project costs, bank fees, interest and principal, and to fund a reserve account with the lender. Any remaining proceeds are then available at the lender's discretion for use by the Company. At December 31, 1997 funds from this account were used to pay principal and interest on the loan. The lender authorized the Company to utilize the funds from this reserve account for working capital needs and exploration activity in 1996. The lender, as collateral on the loan, holds a security interest in all of the Company's Australian assets including the Company's share of assets on and production from the Girilambone and Girilambone North Mines.

     Further funds were provided during 1997 when on July 3, 1997, the Company closed its public stock offering in Canada (the "Canadian Offering"). The Canadian Offering consisted of the sale of 2,460,000 units (the "Units") consisting of one share of the Company's common stock (the "Common Shares") and one-half of one Purchase Warrant (the "Purchase Warrant"). Each whole Purchase Warrant entitles the holder to purchase one Common Share of at C$9.00 (US$6.29 at the December 31, 1997 exchange rate). Further, the Company issued 225,000 warrants ("Warrants") to the Agent. Each Warrant entitles the Agent to purchase one Common Share at C$6.90 (U.S.$4.82 at December 31, 1997 exchange rate) prior to July 3, 1998. Gross proceeds from the Canadian Offering totaled $12,300,000 (C$16,974,000). After payment of commissions, certain legal fees and other associated costs, net proceeds totaled $10,684,000 (C$14,574,000). Proceeds were used primarily to fund the Company's exploration activities.

     In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan of up to $2 million, which available amount was increased to $4 million in May 1997, payable upon demand bearing interest at prime plus 1%. Total funds advanced under the operating loan totaled $3,748,000. Concurrent with the closing of the offering described above, the Company repaid $2,000,000 to Resources and Resources agreed to convert the $1,747,000 balance due them to 349,549 Units at $5.00 per unit.

     During 1995, the Company paid a dividend totaling $468,000 from profits earned in 1994. The extent and timing of future dividends are dependent on the future profits and financial resources of the Company. No further dividend payments are anticipated in the near future as the Company intends to retain earnings to support current operations, to fund exploration and development projects and to repay bank loans.

     The Company is in the exploration phase of all its projects except for the Girilambone Copper Mine. Additional efforts on all exploration projects will be required to determine the extent to which resources will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will likely have to seek external sources of financing to fund development of these resources.

     The Company believes funds required for continued general exploration activities and for overhead expenses will be available from cash provided by Girilambone mining operations. Should development proceed on the Tritton Copper Project, the Ramu nickel/cobalt project, or the Simberi Island Gold Project, the Company would likely seek funds through debt financing for such development.
The Company currently shares office space, personnel and certain general and administrative expenses with Resources. It is anticipated that this sharing arrangement will significantly reduce general and administrative expenses.

     YEAR 2000

     The Company initiated the process of preparing its computer systems and applications for the Year 2000 in January, 1998. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external services providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate.

     The Company estimates that the total cumulative cost of the project will be approximately $50,000, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing certain hardware and software.

     The costs of the project and the expected completion dates are based on management's best estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Consolidated Financial Statements as of December 31, 1997 and
1996 and For Each of the Three Years In the Period Ended December 31,1997:

                                                         Page:
     Independent Auditors' Report                         38
     Balance Sheets                                       39
     Statements of Operations                             41
     Statements of Shareholders' Equity                   42
     Statements of Cash Flows                             43
     Notes to Financial Statements                        44


INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Nord Pacific Limited
Hamilton, Bermuda

We have audited the accompanying balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
(IN THOUSANDS OF U.S. DOLLARS)



ASSETS                                                     1997           1996
                                                          -------         ------
CURRENT ASSETS
  Cash and cash equivalents                               $ 3,351         $  439
  Accounts receivable
       Trade                                                1,313          1,868
       Affiliates                                              53             21
       Subscribed shares receivable (Note I)                2,700             --
       Other                                                   90             43
                                                          -------         ------
                                                            4,156          1,932

  Inventories
       Copper metal                                           137            131
       Supplies                                               204            195
                                                          -------         ------
                                                              341            326

  Premium on copper contracts (Note F)                        760          1,193
  Forward currency exchange contracts (Note F)                 --             76
  Prepaid expenses                                            137             96
                                                          -------         ------
TOTAL CURRENT ASSETS                                        8,745          4,062

FORWARD CURRENCY EXCHANGE CONTRACTS (Note F)                   --             18

PREMIUM ON COPPER CONTRACTS (Note F)                           --            311

DEFERRED COSTS ASSOCIATED WITH
ORE UNDER LEACH, net of accumulated amortization
      of $11,518 in 1997 and $8,569 in 1996 (Note B)        8,970          7,897

PROPERTY, PLANT, AND EQUIPMENT at cost
   less accumulated depreciation (Note C)                   4,737          5,411

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
   Girilambone, net of accumulated amortization
      of $1,883 in 1997 and $1,199 in 1996 (Note B)         4,335          4,471
   Exploration prospects (Note D)                          13,492         17,307

OTHER                                                         118            264
                                                          -------         ------
                                                        $  40,397      $  39,741
                                                          -------         ------
                                                          -------         ------



See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996
(IN THOUSANDS OF U.S. DOLLARS)



LIABILITIES AND SHAREHOLDERS' EQUITY                            1997           1996
------------------------------------                         ---------      ---------
CURRENT LIABILITIES
  Accounts payable
     Trade                                                     $   975       $  1,595
     Affiliates                                                    168            276
                                                             ---------      ---------
  Total accounts payable                                         1,143          1,871

  Note payable - Nord Resources Corporation (Note G)                --            947
  Accrued expenses                                               1,484          1,067
  Deferred gain on copper contracts (Note F)                        --          1,565
  Payable on copper contracts (Note F)                             760             --
  Income taxes payable (Note K)                                  1,200             --
  Current maturities of long-term debt (Note E)                  2,548          1,700
  Forward currency contracts (Note F)                            2,099             --
  Obligation under purchase agreement (Note D)                     650             --
                                                             ---------      ---------
TOTAL CURRENT LIABILITIES                                        9,884          7,150

LONG-TERM LIABILITIES
  Long-term debt (Note E)                                          313          3,334
  Payable on copper contracts (Note F)                              --            311
  Deferred income tax liability (Note K)                         4,840          3,740
  Obligation under purchase agreement (Note D)                      --            795
  Retirement benefits (Note L)                                     104            202
                                                             ---------      ---------
TOTAL LONG-TERM LIABILITIES                                      5,257          8,382

CONTINGENT LIABILITIES (Note M)

SHAREHOLDERS' EQUITY (Notes G, I and N)
  Common stock, par value $.05 per share,
  authorized 20,000,000 shares, issued
  and outstanding: 1997 - 12,360,803 and
  l996 - 9,515,654                                                 618            476
  Common stock subscribed (Note I)                               2,677             --
  Additional paid-in capital                                    44,022         31,467
  Accumulated deficit                                          (22,859)        (8,532)
  Foreign currency translation adjustment                          798            798
                                                             ---------      ---------
                                                                25,256         24,209
                                                             ---------      ---------
                                                             $  40,397      $  39,741
                                                             ---------      ---------
                                                             ---------      ---------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)



                                                               1997            1996          1995
                                                             ---------      ---------      ---------
SALES (Note J)                                               $  16,328      $  16,178      $  14,074

COSTS AND EXPENSES
  Cost of sales (Note B)                                         8,696          8,969          7,664
  Abandoned and impaired projects (Note D)                      14,293            191            352
  General and administrative
     Nord Resources Corporation (Note G)                           566            415            361
     Other                                                       3,261          3,200          2,661
                                                             ---------      ---------      ---------
       Total general and administrative                          3,827          3,615          3,022
                                                             ---------      ---------      ---------
       Total costs and expenses                                 26,816         12,775         11,038
                                                             ---------      ---------      ---------
OPERATING EARNINGS (LOSS)                                      (10,488)         3,403          3,036

OTHER INCOME (EXPENSE)
  Interest and other income                                        357            161            448
  Interest and debt issuance costs                                (371)          (406)          (604)
  Forward currency exchange contracts
     gain (loss) (Note F)                                       (2,399)           497           (279)
  Foreign currency transaction gain (loss)                         502           (114)          (378)
  Copper contracts gain (loss) (Note F)                            372           (304)            --
                                                             ---------      ---------      ---------
TOTAL OTHER (EXPENSE)                                           (1,539)          (166)          (813)

EARNINGS (LOSS) BEFORE INCOME TAXES                            (12,027)         3,237          2,223

PROVISION FOR INCOME TAXES (Note K)                              2,300          2,620          1,120
                                                             ---------      ---------      ---------
NET EARNINGS (LOSS)                                         $  (14,327)        $  617       $  1,103
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
NET EARNINGS (LOSS) PER COMMON SHARE (Note P)
  BASIC                                                       $  (1.31)        $  .06         $  .12
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
  DILUTED                                                    $   (1.31)       $   .06        $   .10
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES)



                                                            Common Stock                Additional
                                                              Shares       Amount        Paid-in       Accumulated
                                                             (Note I)                    Capital         Deficit
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1994                                   9,489,341    $    474      $  31,325     $   (9,784)

  Net earnings                                                      --          --             --          1,103
  Common stock issued relating to
     stock bonus plan                                            2,913           1             11             --
  Dividend paid ($.05 per share)                                    --          --             --           (468)
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1995                                   9,492,254         475         31,336         (9,149)

  Net earnings                                                      --          --             --            617
  Compensation relating to options
     issued to non-employees                                        --          --             45             --
  Exercise of stock options                                     23,400           1             86             --
                                                           -----------    --------      ---------     ------------
BALANCE - December 31,1996                                   9,515,654         476         31,467         (8,532)

  Net loss                                                          --          --             --        (14,327)
  Exercise of stock options                                     35,600           2            153             --
  Common stock issued in
     public offering                                         2,460,000         123         10,561             --
  Compensation relating to options
     issued to non-employees                                        --          --            110             --
  Conversion of debt to common
     stock                                                     349,549          17          1,731             --
                                                           -----------    --------      ---------     ------------
BALANCE - December 31, 1997                                 12,360,803      $  618      $  44,022     $  (22,859)
                                                           -----------    --------      ---------     ------------
                                                           -----------    --------      ---------     ------------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1997,1996 AND 1995
(IN THOUSANDS OF U.S DOLLARS)



                                                                              1997            1996           1995
                                                                           ----------        -------       --------
OPERATING ACTIVITIES

  Net earnings (loss)                                                      $  (14,327)       $   617       $  1,103
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation                                                            1,148          1,278          1,258
        Amortization                                                            3,565          3,259          2,736
        Compensation relating to non-qualified options,
            bonus shares and restricted stock                                     111             45             12
        Unrealized (gain) loss on forward currency exchange contracts           2,399            988            977
        Foreign currency transaction loss (gain)                                 (502)           114            378
        Abandoned and impaired projects                                        14,293            191            352
        Deferred costs associated with ore under leach                         (4,023)        (4,992)        (3,558)
        Deferred income taxes                                                   2,300          2,620          1,120
        Derivative financial instruments                                         (372)           304             --
        Change in assets and liabilities:
            Accounts receivable                                                   146           (764)           (36)
            Inventories                                                            (9)           (45)           (47)
            Prepaid expenses                                                      (42)            80           (139)
            Accounts payable                                                     (319)           158            709
            Accrued expenses and other liabilities                                477            339            525
                                                                           ----------        -------       --------
  Net cash provided by operating activities                                     4,845          4,192          5,390


INVESTING ACTIVITIES
  Capital expenditures                                                           (473)          (771)        (1,569)
  Payment of obligation under purchase agreement                                   --             --           (648)
  Deferred exploration costs                                                  (10,720)        (8,154)        (4,099)
                                                                           ----------        -------       --------
        Net cash (used in) investing activities                               (11,193)        (8,925)        (6,316)

FINANCING ACTIVITIES
  Repayments of long-term debt                                                 (5,153)        (1,185)        (4,703)
  Additions to long-term debt                                                   2,981            789          3,000
  Net borrowings - Nord Resources Corporation                                     669            947
  Stock option exercised                                                          155             87
  Restricted cash                                                                  --          1,080            (56)
  Issuance of common stock                                                     12,300             --             --
  Costs associated with issuance of common stock                               (1,735)          (265)
  Dividends paid                                                                   --             --           (468)
                                                                           ----------        -------       --------
        Net cash provided by (used in) financing activities                     9,217          1,453         (2,227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                 43             63           (340)
                                                                           ----------        -------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,912         (3,217)        (3,493)
CASH AND CASH EQUIVALENTS - beginning of year                                     439          3,656          7,149
                                                                           ----------        -------       --------
CASH AND CASH EQUIVALENTS - end of year                                      $  3,351         $  439       $  3,656
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
CASH PAID FOR INTEREST                                                        $   371        $   384        $   449
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
NON-CASH TRANSACTIONS
  Purchase of derivative financial instruments (Note F)                        $   --        $   311      $   1,308
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
  Conversion of long-term debt due to Nord Resources
     Corporation into common stock (Note G)                                 $   1,748         $   --         $   --
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------
  Common stock subscribed                                                   $   2,700         $   --         $   --
                                                                           ----------        -------       --------
                                                                           ----------        -------       --------


See notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,1997, 1996, AND 1995
(IN U.S. DOLLARS)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY DESCRIPTION

Nord Pacific Limited and subsidiaries under consolidation (collectively, the "Company") operates in a single industry segment which includes the exploration for and development and production of precious and base metals and strategic mineral properties primarily in Australia and Papua New Guinea. Exploration activity carried on in North America, including Canada and Mexico, is primarily for gold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). Financial statement amounts relating to Girilambone represent the Company's proportionate interest in the assets, liabilities and operations of Girilambone. All significant intercompany accounts and transactions are eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH

Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the estimated reserves. Copper is projected to be recovered during the next three-year period, based on the present proven reserves and estimated copper within the leach pads. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and operating plans.

PROPERTY, PLANT AND EQUIPMENT

Non-mining property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Property, plant and equipment related to Girilambone is depreciated by the units-of-production method over the estimated reserves.

DEFERRED EXPLORATION AND DEVELOPMENT COSTS

All costs directly attributable to prospecting, exploration and development are deferred. Costs related to producing properties are amortized by the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

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

FINANCIAL INSTRUMENTS

Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums incurred are deferred until the date of settlement or expiration.

Realized and unrealized gains and losses on forward currency exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Net unrealized gains and losses are included as assets or liabilities in the balance sheet.

NET EARNINGS (LOSS) PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Earnings (loss) per share data in 1996 and 1995 has been restated to reflect the adoption of SFAS No. 128. Basic net earnings
(loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is determined after giving effect to stock options and the conversion of preferred shares considered to be dilutive. Because the Company incurred a loss for the year ended December 31, 1997, the effects of the potentially dilutive securities are not included in the calculations.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after

December 15, 1997 and established standards for disclosing information about an entity's capital structure. During 1997, SFAS No. 129 was adopted and had no significant effect on the Company's disclosures about its capital structure.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements for periods beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial statement presentation or related disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements or related disclosures.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

RECLASSIFICATIONS

Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the classifications used in 1997.


B.  GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property (collectively, "Girilambone") in Australia. In 1996 mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is a summarized balance sheet data of
Girilambone:

                                                                                Amounts Included
                                                  Total Girilambone             In Accompanying
                                                   Joint Ventures             Financial Statements
                                               ----------------------         --------------------
Balance Sheet Data                                     December 31                  December 31
(in thousands)                                   1997           1996            1997         1996
-------------------                            --------       --------        -------      -------
Current assets                                 $  1,638       $  2,260        $   658     $   913
Deferred costs associated with ore under
   leach, net                                    19,934         18,648          8,970       7,897
Property, plant and equipment, net               10,541         12,494          4,244       5,019
Deferred exploration and development
   costs, net                                    16,602         13,688          4,335       4,471
                                               --------       --------        -------      -------
Total assets                                     48,715         47,090         18,207      18,300

Current liabilities                               2,230          3,412            948       1,436
                                               --------       --------        -------      -------
Partners' equity                               $ 46,485       $ 43,678        $17,259     $16,864
                                               --------       --------        -------      -------
                                               --------       --------        -------      -------

Company's share of equity                      $ 18,846       $ 18,535

Less: Eliminations                               (1,587)        (1,671)
                                               --------       --------

Net assets recorded by Company                 $ 17,259       $ 16,864
                                               --------       --------


Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:



                                                               Year Ended December 31,
                                                           1997       1996         1995
                                                        ---------   --------     ---------
                                                                  (In thousands)
Cost of Copper Sales:
   Total Girilambone Venture                              $21,048     $21,993      $19,161
   Included in Financial Statements                         8,696       8,969        7,664

General and Administrative:
   Total Girilambone Venture                              $   538     $   569      $   270
   Included in Financial Statements                           242         257          108


C.  PROPERTY, PLANT & EQUIPMENT


                                                               December 31,
                                                            1997         1996
                                                           ------      -------
                                                              (In thousands)
Land                                                      $   302     $   292
Plant, mining and milling equipment                         9,211       8,914
Furniture and fixtures                                        712         655
                                                           ------      -------
                                                           10,225       9,861
Less accumulated depreciation                               5,488       4,450
                                                           ------      -------
                                                        $   4,737   $   5,411
                                                           ------      -------
                                                           ------      -------

D.  DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Exploration prospects include the following:

                                                     December 31,
                                                 1997           1996
                                              ---------      ---------
                                                    (In thousands)

Ramu                                           $  4,263       $  1,712
Tabar Islands                                     4,275         13,167
Girilambone Exploration Area                      3,978          2,207
Other                                               976            221
                                              ---------      ---------
                                               $ 13,492       $ 17,307
                                              ---------      ---------
                                              ---------      ---------

RAMU

In 1992, the Company entered into an agreement with its Ramu joint venturer to dilute its interest in the project. At December 31, 1996, the joint venturer had spent approximately $7,000,000, reducing the Company's interest to 35%. Beginning in the fourth quarter of 1996, the Company began funding its share of expenditures on Ramu and intends to continue to do so in order to maintain its 35% interest. The Company currently does not have sufficient resources to fund its share of future commercial development costs and will need to obtain additional funding for such costs.

The Papua New Guinea government has a right to acquire an interest of up to 30% in Ramu, at a price pro-rata to the accumulated exploration expenditure, at the time a development decision is made. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its equity in the project.

Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to 10%. The interest is to be acquired from the Company and the joint venturer in proportion to their interests.

TABAR ISLANDS

In 1993 the Company increased its interest in the Tabar Islands project from 29% to 100%. The remaining purchase price at December 31, 1997, of $650,000 is payable in December 1998. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of Papua New Guinea will have no participating interest, once production has commenced, a royalty of 2% of sales will be payable to the government.

The former joint venture owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1997, totaled approximately $11,900,000.

In accordance with SFAS No. 121, the Company reviewed the carrying costs in and anticipated cash flows from the project to ascertain the probability of impairment. Based upon the continued decline in gold prices during the fourth quarter of 1997, the Company determined that future cash flows, based on currently calculated resources, were insufficient at projected gold prices to support the $17,656,000 carrying value of the project. The Company therefore recorded a $13,381,000 impairment at December 31, 1997, reducing the value to $4,275,000.

GIRILAMBONE EXPLORATION AREA

The Company has a 50% interest in an exploration joint venture related to areas adjacent to its Girilambone copper mine. Under the venture the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

As the Company is still in the exploration and prefeasibility phase on Ramu, Tabar and other projects, and additional efforts on these exploration properties will be required in order to determine the extent to which resources will be commercially viable and whether the deferred exploration and development costs ultimately will be realized.


E.  LONG TERM DEBT


                                                          December 31,
                                                      1997           1996
                                                    --------        -------
                                                         (In thousands)
Girilambone financing agreement                     $  2,861       $  4,245
Loan payable                                              --            789
                                                    --------        -------
                                                       2,861          5,034
Less current maturities                                2,548          1,700
                                                    --------        -------
Long-term debt                                        $  313       $  3,334
                                                    --------        -------
                                                    --------        -------


The long-term debt matures as follows:  1998, $2,548,000 and 1999, $313,000.

GIRILAMBONE FINANCING AGREEMENT

In February 1997, the Company restructured its financing agreement with the Girilambone lender. The restructuring provided additional financing of $980,000, increasing the amount of financing available to $5,225,000, bearing interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are payable quarterly and began in March 1997 at the greater of $425,000 or 50% of available cash flow. Available funds of $980,000 were borrowed in February 1997 and the funds were used to repay the loan payable described below. The restructured agreement also contains certain debt coverage ratio requirements. The fair value of the Company's outstanding debt is not considered to be materially different from its carrying amount.

During the period the loan is outstanding, the Company is required to build up each quarter a cash deposit of $1,000,000 with the lender. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest and principal. Any remaining proceeds are then available at the lender's discretion for use by the Company. At December 31, 1997, essentially all proceeds from this account were used to pay principal, interest and fees. As collateral on the loan, the lender owns a security interest in the Australian assets of the Company including the Company's share of assets of and production from the Girilambone and Girilambone North mines.

LOAN PAYABLE

At December 31, 1996, the Company had outstanding $789,000 under a loan facility provided by an Australian lender. This amount was repaid on February 28, 1997 with funds from the restructured Girilambone Financing Agreement.


F.  FINANCIAL INSTRUMENTS

The Company utilizes certain financial instruments, primarily copper hedging agreements and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for speculative purposes.

COPPER AGREEMENTS

To mitigate the effect of price changes on substantially all of its expected copper sales through December 31, 1998, the Company entered in both swap and call option agreements for 1996 and 1997 and put options for 1998.

The Company entered into both swap and call option agreements with a single counterparty on a total of 13.2 million pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements were designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settled. The swap agreements with contract amounts in excess of the anticipated copper sales and the call options did not qualify as hedges and were recorded at market.

Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper. In 1997, the Company purchased put options for an additional 11.9 million pounds of copper at $.05 per pound of copper. These mature ratably each month from January 1998 through December 1998. This hedging program assures that the Company will receive a minimum of $.90 per pound of copper, and will benefit from any copper price above $.90 per pound.

Sales for the years ended December 3l, 1997, 1996 and 1995, include $54,000 of losses, $1,058,000 of gains and $1,080,000 of losses, respectively, that were realized in settlement of copper hedging contracts. The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.



                                   Number of Contracts   Strike Price       Fair Value
                                   or Notional Amount     Per Tonne            Asset
                                   -------------------   ------------       -----------
At December 31, 1997:
   Purchased put options              7,200 tonnes       $    1,984          $1,524,600

At December 31, 1996:
   Purchased call options             6,000 tonnes            2,450             142,000
   Swap agreements                    6,000 tonnes            2,250           1,052,000
   Purchased put options              1,800 tonnes            1,984             273,000



FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1997, the Company recognized a loss of $2,399,000 compared to a gain of $497,000 in 1996 and a loss of $279,000 in 1995 on these contracts. Outstanding contracts at December 31, 1997, total $12,000,000 and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S. $.7935.

COUNTERPARTY RISK

The Company is exposed to copper price fluctuations and currency risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.


G.  NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.6% of the outstanding common stock of the Company.

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. At December 31, 1996, the Company owed Resources advances of $947,000. During 1997, Resources advanced the Company an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745.
In July and August 1997, the Company repaid $2,000,000 of the amount outstanding. Concurrent with the closing of the Company's Canadian offering on July 3, 1997, Resources, which previously owned 35% of the outstanding common stock of the Company, converted the remainder of the amount outstanding into 349,549 units consisting of one share of common stock and one half of one purchase warrant (the "Purchase Warrant") (the "Units") at $5.00 per Unit.

Interest expense under loans from Resources was $114,000, $7,000 and $0 for the years ended December 31, 1997, 1996 and 1995 respectively.

In 1997 and 1996, Resources provided certain services to the Company under a management agreement. Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Company at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Company obtained such services on a stand alone basis would have approximated the amounts paid to Resources. Total amounts paid to Resources were $566,000 and $399,000 for the years ended December 31, 1997 and 1996, respectively. In December 1997, Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Company currently shares office space, administrative personnel and expenses with Resources on a 50/50 basis.

H.  OPERATING LEASES

The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable lease obligations for the years ended December 31 are as follows:


                                   1998     $ 99,973
                                   1999       66,110
                                   2000       62,187
                                   2001       63,028
                                            --------
                                            $291,298
                                            --------


Rent expense for operating leases was $125,885, $206,000, and $238,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


I.  SHAREHOLDERS' EQUITY

STOCK OPTION PLANS AND OTHER OPTION GRANTS

Under the Company's three stock option plans, options have been granted at market price at date of grant. In addition, during 1997, 1996 and 1995, non-plan options totaling 150,000, 224,000, and 12,000 shares, respectively, have also been granted to officers and directors of the Company at or in excess of market value at date of grant. During 1997, 1996 and 1995, non-plan options for 53,000, 33,600 and 10,000 shares, respectively, were issued to certain consultants to the Company.

Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1997, 106,207 shares are available for future grant under the stock option plans.

A summary of the status of the Company's stock option plans and non-plan options as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:


                                                                 1997                       1996                       1995
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                     AVERAGE                     AVERAGE
                                                               EXERCISE                   EXERCISE                   EXERCISE
OPTIONS                                          SHARES         PRICE         SHARES        PRICE         SHARES        PRICE
--------                                       ---------       --------     ---------     --------     ---------     ---------
Outstanding at Beginning of Year               1,664,200       $  4.05      1,342,400     $  3.95      4,142,000      $  4.72
Granted                                          296,078          5.47        347,200        4.50        401,200         4.00
Exercised                                        (35,600)         4.34        (23,400)       3.75             --           --
Forfeited                                             --            --         (2,000)       4.40     (3,200,800)        4.95
                                               ---------       --------     ---------     --------     ---------     ---------
Outstanding at End of Year                     1,924,678          4.26      1,664,200        4.05      1,342,400         3.94
                                               ---------       --------     ---------     --------     ---------     ---------
                                               ---------       --------     ---------     --------     ---------     ---------

Options Exercisable at Year-End                1,574,800      $   4.10      1,161,600    $   3.95        910,400     $   3.91

Weighted average fair value of options                        $   2.06                   $   1.87                    $   1.66
granted during year


The assumptions used in determining the fair value of options granted during 1997, 1996 and 1995 are as follows:


                                                1997         1996        1995
                                                ----         ----        ----
     Expected Volatility                          55%         55%         55%
     Expected Life of Grant                   2.50 years     3 years     3 years
     Risk-Free Interest Rate                     6.05%        5.03%       5.03%
     Expected Dividend Rate                      None         None        None


The following table summarizes information about stock option plans and non-plan options outstanding at December 31, 1997:


                                               Weighted Average
                                 Options        Contract Life
   Exercise Prices Per Share   Outstanding         (Years)        Options Exercisable
   -------------------------   -----------     -----------------  -------------------
            $2.54                216,000             3.00              216,000
             3.91                 36,000             4.25               36,000
             4.00                387,000             2.13              387,000
             4.26                272,000             5.17              272,800
             4.38                 93,600             6.25               93,600
             4.45                264,000             1.25              264,000
             4.50                347,200             3.08              190,400
             4.95                 12,000             6.00               12,000
             5.25                146,678             9.58               53,000
             5.69                150,000             9.58               50,000
                               ---------                             ---------
         $2.54 - 5.69          1,924,478             4.36            1,574,800
                               ---------                             ---------
                               ---------                             ---------


STOCK BONUS PLAN

The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 shares of common stock as incentive bonuses. At December 31, 1997, 76,193 shares have been awarded and 3,807 shares are available for future award. During 1995, the Company awarded 2,913 bonus shares under this plan at a weighted average price of $4.00 per share.

A total of 1,875,085 shares have been reserved for exercise of stock options and for award under the Stock Bonus Plan.

CANADIAN OFFERING

On July 3, 1997, the Company closed its public stock offering in Canada (the "Offering"). The Offering consisted of the sale of 2,460,000 Units, consisting of one Common Share and one-half of one Purchase Warrant
(the "Purchase Warrant"). Each whole Purchase Warrant entitles the holder to purchase one share of common stock at C$9.00 (U.S.$6.29 at December 31, 1997 exchange rate) at date of exercise. Further, the Company issued 225,000 Warrants (the "Warrants") to the underwriter. Each Warrant entitles the underwriter to purchase one share of common stock at C$6.90 (US$4.82 at December 31, 1997) prior to July 3, 1998. The Company has determined the fair value of these warrants at July 3, 1997 to be diminimus. These warrants expire at July 3, 1998. Gross proceeds from the Offering totaled US$12,300,000 (C$16,974,000). The Company received net proceeds of US$10,684,000 (C$14,574,000) after payment of commissions, certain legal fees, and other related costs.

PRIVATE PLACEMENT TO NORD RESOURCES CORPORATION

On July 3, 1997, concurrent with the closing of the Canadian offering, the Company issued 349,549 Units at $5.00 per Unit to Nord Resources Corporation in exchange for the extinguishment of $1,747,745 of Company debt.

PRIVATE PLACEMENT TO MINERAL RESOURCES DEVELOPMENT COMPANY PTY, LIMITED ("MRDC")

On December 12, 1997, the Company completed the sale of 600,000 shares of Common Stock (the "Placement") to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50 (C$6.40) per share and gross proceeds totaled US$2,700,000 (C$3,840,000). After payment of certain related costs, net proceeds totaled US$2,647,000. The proceeds from the Placement were placed in escrow pending issuance of the stock certificate. At December 31, 1997, the proceeds were accounted for as an account receivable and common stock subscribed. The shares were issued and the funds were received by the Company in 1998.

OTHER

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for incentive and certain non-qualified options granted to employees. For the years ended December 31, 1997, 1996 and 1995, compensation related to issuance of options to non-employees and bonus shares totaled $111,000, $45,000 and $12,000, respectively. Had compensation cost for the Company's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the provision of SFAS No. 123, the Company's net earnings and net earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                          Year Ended December 31
                                                     1997          1996         1995
                                                  ----------     -------     --------
                                                               (in thousands)
Net Earnings (Loss)           As reported         $  (14,327)     $  617     $  1,103
   Pro forma                                      $  (14,793)     $    1     $    656

Net Earnings (Loss) per
   Share - Basic              As reported          $   (1.31)     $  .06     $    .12
                              Pro forma            $   (1.35)     $   --     $    .07
   Share - Diluted            As reported          $   (1.31)     $  .06     $    .10
                              Pro forma            $   (1.35)     $   --     $    .06


J.  SIGNIFICANT CUSTOMERS

Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Sales in 1996 included copper sales to two customers of $11,309,000 and $2,521,000. Sales in 1995 included copper sales to two customers of $11,255,000 and $2,926,000. Management believes the loss of any of these customers would not have any material adverse effect on the Company because of the ongoing demand for the quality copper produced at Girilambone.


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

Net operating loss carryforwards of $1,894,000 which expire from 2005 through 2009 are available in the United States. These carryforwards are available only to reduce the separate taxable income of the Company's United States subsidiary.

Exploration cost carryforwards of $867,000 and development cost carryforwards of $682,000 are available in Australia. These carryforwards, subject to certain restrictions, are available indefinitely only to reduce the separate taxable income of the Company's Australian operations.

Exploration cost carryforwards of $22,846,000 are available in Papua New Guinea, provided sufficient projects are developed in that country. Carryforwards totaling $20,010,000 may be carried forward indefinitely against future earnings in Papua New Guinea. Carryforwards totaling $2,836,000 expire between the years 2000 and 2007.

The principal deferred tax assets and (liabilities) for the United States, Australia, Papua New Guinea and Mexico are as follows:

                                                       December 31,
                                                    1997         1996
                                                    -----        -----
                                                      (in thousands)
Long-term deferred tax assets
and (liabilities):
   United States:
       Deferred tax assets:
       Deferred compensation                      $    35      $    68
       Net operating loss carryforwards             1,466        1,384
                                                  -------      -------
                                                    1,501        1,452
Deferred tax (liabilities)
   Depreciation                                         2           (5)

Valuation allowance                                (1,503)      (1,447)
                                                  -------      -------
       Total United States                        $    --      $    --
                                                  -------      -------
                                                  -------      -------


Australia:
   Deferred tax assets:
   Exploration cost carryforwards                      --          296
   Development cost carryforwards                     682          827
   Other                                              867          203
                                                  -------      -------
                                                    1,549        1,326
   Deferred tax (liabilities):
       Unrealized gain on currency contracts           --          (34)
       Deferred leach costs                        (3,229)      (2,843)
       Exploration and development costs           (3,004)      (1,613)
       Depreciation                                  (648)        (448)
       Other                                          (81)        (128)
                                                  -------      -------
                                                   (6,962)      (5,066)
                                                  -------      -------
       Total Australia                            $(5,413)     $(3,740)
                                                  -------      -------
                                                  -------      -------
Papua New Guinea:
   Deferred tax assets:
       Exploration cost carryforwards             $ 5,995      $ 4,029

   Deferred tax liability:
       Deferred exploration costs                  (1,760)      (3,891)

   Valuation allowance                             (4,235)        (138)
                                                  -------      -------
       Total Papua New Guinea                     $    --      $    --
                                                  -------      -------
                                                  -------      -------
Mexico:
   Operating loss carryforwards                   $   723      $   497

   Valuation allowance                                723         (497)
                                                  -------      -------
       Total Mexico                               $    --      $    --
                                                  -------      -------
                                                  -------      -------

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


                                                  Year Ended December 31,
                                               1997         1996       1997
                                               -----     --------     -------
                                                       (In thousands)

Currently payable:
   Australia                                  $1,960     $  2,934    $  2,035
   Use of Australian carryforwards            (1,210)      (2,934)     (2,035)
                                              ------     --------     -------
                                                 750           --          --

Change in deferred income taxes               (4,787)       2,424       1,389
Change in valuation allowance                  6,337          196        (269)
                                              ------     --------     -------
Provision for income taxes                    $2,300     $  2,620    $  1,120
                                              ------     --------     -------
                                              ------     --------     -------


Principal reasons for the differences between the income taxes at the statutory U.S. rate and income tax expense as recorded:


                                                  Year Ended December 31,
                                               1997         1996       1995
                                              ------     --------     -------
                                                       (In thousands)
Income taxes at statutory U.S. tax rate      $(4,060)    $  1,101     $   756
Reserve for impairment                         4,266           --          --
Difference between Australian and
   U.S. tax rates                                (98)         121         107
Non-deductible losses of subsidiaries          1,832        1,000       1,006
Effect of Australian tax rate increase
   on deferred income tax assets                 --            --         (59)
Decrease in Australian valuation allowance       --            --        (651)
Other                                            360          398         (39)
                                              ------     --------     -------
Income tax expense                            $2,300     $  2,620     $ 1,120
                                              ------     --------     -------
                                              ------     --------     -------

L.  PENSION PLANS

The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employees wages. Pension costs were $48,000, $47,000 and $41,000 for the years ended December 31, 1997, 1996 and
1995 respectively.

The Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of an executive's retirement benefit under a previous plan and the cash value of an insurance policy at retirement. At December 31, 1997 and 1996, the cash surrender value of $223,016 and $209,700, respectively, has been offset against the accrued retirement benefits liability. Pension expense for the years ended December 31, 1996 and 1995 was $68,000, and $59,000 respectively. Pension expense for 1997, 1996 and 1995 included $0, $42,000 and $36,000 respectively of service cost and $0, $26,000, and $23,000, respective of interest on the accrued benefit obligation. The projected benefit obligation at December 31, 1997 and 1996 was $350,000 and $501,000, respectively. The assumed discount rate, the estimated rate at which the plan could settle its liabilities, was 7.25% in 1997 and 7.00% in 1996. The assumed rate of a future pay increase was 0.00% in 1997 and 5.00% in 1996. Pension expense and liability are determined on an annual basis.

M.  EMPLOYMENT AGREEMENTS

The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment.

The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1997.

N.  DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
    PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which differ in certain respects from accounting principles generally accepted in Canada ("Canadian GAAP"). The Company noted only one material difference as it pertains to these consolidated financial statements. U.S. GAAP under SFAS No. 123 requires options issued to non-employees to be valued and a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. The net result of this difference is that under Canadian GAAP, earnings before income taxes for the years ended December 31, 1997, 1996 and 1995 would be increased by $110,000, $45,000 and $11,000 respectively and general and administrative expense would be reduced by the same amount.

O.   ENVIRONMENTAL

At December 31, 1997, the Company had reserves of approximately $120,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties. Moreover, the Company has other probable environmental liabilities that in its judgment cannot reasonably be estimated, and losses attributable to remediation costs are reasonably possible at other sites. The Company cannot now estimate the total additional loss it may incur for such environmental liabilities, but such loss could be substantial.

The possibility of recovery of some of the environmental remediation costs from insurance companies or other parties exists; however, the Company does not recognize these recoveries in its financial statements until they are received.

P.   NET INCOME PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share", the following presents the computations of basic and diluted net income per share:


BASIC NET INCOME PER SHARE
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                           1997        1996      1995
                                        ---------   ---------  --------
Net (loss) income available to
     common shareholders' basic         $ (14,327)  $     617  $  1,103
                                        ---------   ---------  --------
                                        ---------   ---------  --------
Weighted average shares of
     common stock outstanding - basic      10,935      10,053     9,559
                                        ---------   ---------  --------
                                        ---------   ---------  --------
Basic net (loss) income per share       $   (1.31)  $     .06  $    .12
                                        ---------   ---------  --------
                                        ---------   ---------  --------


DILUTED NET INCOME PER SHARE
(IN THOUSAND EXCEPT PER SHARE AMOUNTS)



                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1997             1996          1995
                                                 -----------        -------       --------
Net (loss) income available to
   Common shareholders - diluted                 $   (14,327)       $   617       $  1,103
                                                 -----------        -------       --------
                                                 -----------        -------       --------
Weighted average shares of
   common stock outstanding                           10,935         10,053          9,559

Add:  Dilutive share related to
   stock based compensation                              221            931          1,146

Weighted average shares of
   Common stock outstanding - diluted                 11,156         10,984         10,705
                                                 -----------        -------       --------
                                                 -----------        -------       --------
Diluted net income per share                     $     (1.31)       $   .06       $    .10
                                                 -----------        -------       --------
                                                 -----------        -------       --------


Warrants to purchase 1,404,775 shares of common stock at $6.50 per share were outstanding at December 31, 1997, but were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of common shares and, since the Company experienced a loss, these shares would have been antidilutive.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS

None


PART III

ITEM 10, 11, 12 AND 13.

   The information required by Part III is incorporated by reference to the Company's Proxy Statement to be dated on or about April 30, 1997.


PART IV

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements: The financial statements of Nord Pacific Limited are included in Part 11, Item 8 of this Form 10-K.

(a)2.  Financial Statement Schedules

       None

(a)3.  Exhibits

   See "Exhibit Index" on Page 63

(b).   Reports on Form 8-K


   A report on Form 8-K relating to the sale of common stock was filed on December 24, 1997.

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED

By: /s/ Edgar F. Cruft
   -----------------------------
   Edgar F. Cruft
   Chairman of the Board

March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                                Title                       Date

/s/ Edgar F. Cruft
-----------------------         Chairman and Director           March 27, 1998
Edgar F. Cruft

/s/ W. Pierce Carson
-----------------------         President, CEO and Director     March 27, 1998
W. Pierce Carson                (principal executive officer)

/s/ Raymond W. Jenner
-----------------------         Chief Financial Officer         March 27, 1998
Raymond W. Jenner               (principal financial and
                                accounting officer)

/s/ Terence H. Lang
-----------------------         Director                        March 27, 1998
Terence H. Lang

/s/ Leonard Lichter
----------------------          Director                        March 27, 1998
Leonard Lichter

/s/ Lucile Lansing
---------------------           Director                        March 27, 1998
Lucile Lansing

/s/ Michel J. Drew
---------------------           Director                        March 27, 1998
Michel J. Drew

/s/ John C. R. Collis
---------------------           Director                        March 27, 1998
John C. R. Collis


---------------------           Director                        March 27, 1998
John B. Roberts


                               Exhibit Index
                               -------------

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

10.9 Deed of Acknowledgment dated February 8, 1981 of Nord Australex


Sequentially
Exhibit                                                                       Numbered
Number                             Exhibit                                    Page
------                             -------                                    ----

           Nominees (PNG) Pty. Ltd. Reference is made to
           Exhibit 10.11 in Registrant's Registration Statement on Form S-4 (33-25683).

10.10      Memorandum of Association and Articles of
           Association of Nord Exploration Company (Pty.)
           Limited. Reference is made to Exhibit 10.12 in Registrant's Registration Statement on Form S-4
           (33-25683).

10.11 Management Agreement dated December 29, 1978 between Nord Australex Nominees (PNG) Pty. Ltd.
           and Nord Exploration Company (Pty.) Ltd.
           Reference is made to Exhibit 10. 13 in
           Registrant's Registration Statement on Form S-4
           (33-25683).

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

10.14      Deed of Assignment dated October 3, 1987 among
           Carpentaria Exploration Company Pty. Ltd.,
           Nord Australex Nominees (PNG) Pty. Ltd.,
           Eastern Pacific Mining Pty. Limited and
           Highlands Gold Properties Pty. Limited.
           Reference is made to Exhibit 10.25 in
           Registrant's Registration Statement on Form S-4
           (33-25683).

10.15      Prospecting Authority No: 192 dated February
           27, 1992 (Ramu River). Reference is made to
           Exhibit 10.20 to Registrant's 1991 Form 10-K.

10.16 Extension of Prospecting Authority No. 609 dated July 29, 1993 (Tabar Islands). Reference is made to Exhibit 10. 19 to Registrant's 1993
           Form 10-K.

10.17 Management Agreement dated April 2, 1990 between Registrant and Nord Resources
           Corporation. Reference is made to Exhibit 10.24 to Registrant's Form 10-K for 1990.



Sequentially
Exhibit                                                                       Numbered
Number                             Exhibit                                    Page
------                             -------                                    ----
10.18      Registrant's 1989 Stock Option Plan. Reference
           is made to Exhibit 10.25 to Registrant's Form
           10-K for 1990.

10.19 Registrant's 1990 Stock Bonus Plan. Reference is made to Exhibit 10.26 to Registrant's Form
           10-K for 1990.

10.20 Registrant's 1991 Stock Option Plan. Reference is made to Exhibit 10.31 to Registrant's 1991
           Form 10-K.

10.21      Assumption agreement of W. Pierce Carson. Split
           Dollar Insurance and Supplemental Compensation
           Plan. Reference is made to Exhibit 10.37 to Registrant's 1991 Form 10-K.

10.22      Joint Venture Agreement between Registrant and
           Straits Engineers Contracting Pte Ltd.
           Reference is made to Exhibit 2.2 to
           Registrant's Form 8-K filed on December 23, 1991.

10.23      Severance agreement. W. Pierce Carson dated
           April 1, 1992. Reference is made to Exhibit
           10.33 to Registrant's 1992 Form 10-K.

10.24      Severance agreement. Mark R. Welch dated April
           2, 1992. Reference is made to Exhibit 10.34 to
           Registrant's 1992 Form 10-K.

10.25      Amendment to Ramu Joint Venture Agreement the
           Registrant and High lands Gold Ltd. dated May
           13, 1992. Reference is made to Exhibit 10.36 to
           Registrant's 1992 Form 10-K.

10.26 Girilambone Mining Joint Venture Agreement between Registrant and Straits Resources Pty.
           Ltd. dated August 26, 1992. Reference is made to Exhibit 10.37 to Registrant's 1992 Form 10-K.

10.27 Girilambone Exploration Joint Venture Agreement between Registrant and Straits Resources Pty.
           Ltd. dated August 26, 1992. Reference is made to Exhibit 10.28 to Registrant's 1992 Form 10-K.

10.28 Girilambone Project Co-Ordination Agreement between Registrant and Straits Resources Pty.
           Ltd. dated August 26, 1992. Reference is made to Exhibit 10.39 to Registrant's 1992 Form 10-K.

10.29      Girilambone Variation Agreement between
           Registrant and Straits Resources Pty. Ltd.
           dated August 26, 1992. Reference is made to
           Exhibit 10.40 to Registrant's 1992 Form 10-K.


Sequentially
Exhibit                                                                       Numbered
Number                             Exhibit                                    Page
------                             -------                                    ----

10.30      Girilambone Facility Agreement between the
           Registrant and the R&I Bank of Western
           Australian Ltd. dated January 12, 1993.
           Reference is made to Exhibit 10.41 to
           Registrant's 1992 Form 10-K.

10.31      Girilambone Facility Agreement between
           Registrant and Rothschild Australia Ltd. dated
           February 5, 1993. Reference is made to Exhibit
           10.42 to Registrant's 1992 Form 10-K.

10.32      Commodity Swap Agreement between Registrant and
           R&I Bank of Western Australia dated January 12,
           1993. Reference is made to Exhibit 10.43 to Registrant's 1992 Form 10-K.

10.33 Commodity Option Agreement between Registrant and R&I Bank of Western Australia dated January
           12, 1993. Reference is made to Exhibit 10.44 to
           Registrant's 1992 Form 10-K.

10.34      Deed Polls regarding the Nord Australex
           Exploration (Australian) Trust entered into by Nord Gold Company, Registrant and Nord-Highlands Mineral Venture-I dated January 12, 1993. Reference is made to Exhibit 10.45 to
           Registrant's 1992 Form 10-K.

10.35      Underwriting Agreement between Registrant and
           Prudential-Bache Securities (Australia) Limited dated December 17, 1993. Reference is made to
           Exhibit 10.50 to Registrant's 1993 Form 10-K.

10.36      Deed of Agreement between Registrant, Straits
           Engineers Contracting PTE Ltd. and Straits
           Resources Pty. Ltd. regarding Girilambone
           Copper Project Joint Venture. Reference is made to Exhibit 10.53 to Registrant's 1993 Form 10-K.

10.37      Purchase Agreement between Registrant and
           Kennecott Explorations (Australia) Ltd. and
           Niugini Mining Limited dated August 30, 1993.
           Reference is made to Exhibit 10.58 to
           Registrant's 1993 Form 10-K.

10.38      Nord Pacific Limited Stock Option effective
           April 7, 1994. Reference is made to Exhibit
           10.39 to Registrant's 1994 Form 10-K.

10.39      ADR Deposit Agreement with Bank of New York.
           Reference is made to Exhibit 10.41 to
           Registrant's 1995 Form 10-K.

10.40      Copper hedge executed December 5, 1996 with
           Rothschild Australia Limited. Reference is made to Exhibit 10.41 to Registrant's 1996



Sequentially
Exhibit                                                                       Numbered
Number                             Exhibit                                    Page
------                             -------                                    ----

           Form 10-K.

10.41 Amended and Restated Facility Agreement between the Registrant and Bank of Western Australia
           Ltd. dated February 28, 1997. Reference is made to Exhibit 10.42 to Registrant's 1996 Form 10-K.

10.42      Promissory Note between the Registrant and Nord
           Resources Corporation dated October 24, 1996.
           Reference is made to Exhibit 10.43 to
           Registrant's 1996 Form 10-K.

10.43      Subscription Agreement dated July 3, 1997
           between Registrant and Nord Resources
           Corporation.                                                       E-1

10.44      Employment Agreement between Registrant and W.
           Pierce Carson.                                                     E-7

10.45      Employment Agreement between the Registrant and Edgar F. Cruft.    E-18

10.46      Common Stock Purchase Agreement between the Registrant and
           Mineral Resources Development Company Pty., Limited dated
           December 3, 1997. Reference is made to Exhibit 10.1 to
           Registrant's Form 8-K filed on December 24, 1997

11.1       Computation of Earnings Per Share - 1994. Reference is made to
           Exhibit 11.1 to Registrant's 1994 Form 10-K

21.1 Subsidiaries of Registrant. Reference is made to Exhibit 22.1 to Registrant's 1992 Form 10-K.

24.1       Consent of Deloitte & Touche                                       E-24

27.1       Financial Data Schedule for fiscal year end 1997                   E-25

27.2       Financial Data Schedule for third quarter 1996                     E-26

28.1       Assurance under The Exempted Undertaking Tax
           Protection Act, 1966, issued by the Minister of Finance of the Island of Bermuda. Reference is made to Exhibit 28.3 in Registrant's
           Registration Statement on Form S-4 (33-25683).
