Form 10-K405/A
period 1997-12-31
NORD PACIFIC LIMITED
filed 1998-04-29
CIK 843296

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997
                                      OR

     ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from _________ to ________

     Commission file Number 000-19182
                            ---------

                             NORD PACIFIC LIMITED
                             --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   (X)     No
                                                            ---

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

     Set forth below is certain information for each director and each executive officer named in the Summary Compensation Table.


                                           DIRECTOR
DIRECTORS                          AGE      SINCE
---------                          ---      -----

Edgar F. Cruft(9)                   65       1988
W. Pierce Carson                    55       1988
Ray W. Jenner                       46       1998
Terence H. Lang(10)                 61       1988
Leonard Lichter(10)                 70       1988
Michel J. Drew(9, 10)               62       1988
Lucile Lansing                      69       1990
John B. Roberts                     62       1994

OTHER NAMED EXECUTIVE OFFICERS

                                           OFFICER
NAME                               AGE      SINCE
----                               ---      -----
Mark R. Welch                       59       1990


BACKGROUND OF DIRECTORS

     Dr. Cruft is the Chairman of the Corporation and from 1988-1997 was Chairman and Chief Executive Officer. He is also a founder of Nord Resources and served as its Chairman, President, Chief Executive Officer and a director from its inception in 1968 to his retirement as President and Chief Executive Officer in 1997. He holds a Bachelors Degree in Geology from Durham University, England and a Ph.D. in Geochemistry from McMaster University, Canada.

     Dr. Carson is the President and Chief Executive Officer and a director of the Corporation and Nord Resources. He was previously Senior Vice President of Exploration for Nord Resources and has 30 years' experience in the mining industry. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and a Ph.D. in Economic and Structural Geology from Stanford University. Dr. Carson has been a director of Nord Resources since January 1994.

      Mr. Jenner is the Chief Financial Officer of the Corporation and Nord Resources. He has 24 years' experience in domestic and international financial environments, and for the past 14 years was Vice President and Treasurer of Echo Bay Mines where he was involved in raising equity and securing debt financing both in Canada and the U.S. Prior to Echo Bay, he spent ten years with Price Waterhouse in Canada, Australia and Indonesia. He is a chartered accountant who holds a Bachelor of Commerce Degree in Management Science and a Bachelor of Science Degree in Physics and Mathematics.

     Mr. Lang is a director and was until his retirement in 1997, Vice President and the Treasurer of the Corporation. From 1978 until his retirement in 1997, Mr. Lang was also Senior Vice President - Finance and Treasurer of Nord Resources. He was and is still a director of Nord Resources.

     Mr. Lichter is a director of the Corporation and has been so since its inception. He is an attorney and a Certified Public Accountant and since 1971 has been a principal in the law firm of Spitzer & Feldman P.C., New York, New York, which is counsel to the Corporation. He is also a director of Nord Resources.

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

     Mr. Roberts became a director of the Corporation in January 1994. He has over 41 years of mining related experience and was Chairman of Australian Resources Limited from August 1993 to February 1997 and is currently a director. Australian Resources Limited is a public company producing gold and copper in Australia. He is also chairman of Ballarat Goldfields N.L., a public company developing gold resources in Australia. Mr. Roberts was previously Managing Director of Homestake Gold of Australia Limited, which he served in various capacities in Australia and the United States. He holds a Bachelor of Science degree in Geology from University of Adelaide, South Australia and is a Fellow of the Australasian Institute of Mining and Metallurgy, among other professional association memberships.


OTHER NAMED EXECUTIVE OFFICER

     Mark Welch, 58, was appointed Vice President-Development of the Corporation in February 1990. Mr. Welch was Chief Engineer of Ranchers Exploration and Development Corporation from 1974-1984 where he had major responsibility for development and operation of various gold, silver, copper, uranium and industrial mineral projects. From 1984 to 1990 he was Vice
President of Western Resources Corporation, a minerals company.   He holds the
degree of B.S. Mining Engineering from Washington State University.

           SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors, executive officers and beneficial holders of more than 10% of the Corporation's Common shares to file with the United States Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Shares of the Corporation. Based solely upon the Corporation's review of copies of forms it receives from executive officers, directors and beneficial holders owning more than 10% of the outstanding Common Shares of the Corporation and on written representations from certain of such persons, the Corporation believes that during the fiscal year ended December 31, 1997 all filing requirements under Section 16(a) of the Exchange Act were made by such persons on a timely basis.

                        EXECUTIVE OFFICERS COMPENSATION

     Summary Compensation Table

     The following table sets forth compensation earned in fiscal years ended December 31, 1997, 1996 and 1995 by (hereinafter collectively the "Named Executive Officers") (i) the Chief Executive Officer of the Corporation and
(ii) the Corporation's other most highly compensated executive officers, whose aggregate salary and dollar value of bonus for the fiscal year ended December 31, 1997 exceeded $100,000. Specific aspects of the compensation of the named Executive Officers are shown in the subsequent tables.


                            ANNUAL COMPENSATION            LONG TERM COMPENSATION
                          -----------------------------    ----------------------
                                                                   AWARDS
                                                                   ------

                                                            OTHER           SHARE
NAME & PRINCIPAL                      SALARY     BONUS   COMPENSATION      OPTIONS
POSITION                  YEAR          ($)       ($)        ($)             (#)
------------------------------------------------------------------------------------
Edgar F. Cruft            1997        112,904        --    20,760(1)       50,000
Chairman                  1996        166,810        --    20,760(1)       48,000(2)
                          1995        158,840        --    20,760(1)       60,000(5)

W. Pierce Carson          1997        213,080        --    62,600(3)      100,000(7)
President & CEO           1996        230,475        --    79,408(3)       48,000(2)
                          1995        218,705        --    77,302(3)       60,000(5)

Mark R. Welch             1997        153,500    20,000    57,328(3)       30,000(8)
Vice President            1996        125,500        --    61,293(3)       25,600(4)
Development               1995        118,422        --    55,264(3)       32,000(6)


-------------------------------------------------------------------------------
(1)  Represents the Corporation's contribution to Dr. Cruft's 401(k) plan.
(2) Subject to a one year restriction on exercise from February 2, 1996 for 24,000 shares and two years for 24,000 shares.
(3) Includes additional cash compensation of $41,840, $50,300 and $47,600 to Dr. Carson and $40,938, $43,100 and $40,800 to Mr. Welch for 1997, 1996 and
     1995 respectively paid as a living allowance as the Corporation's business requires these officers to spend a significant portion of their time in Australia. Also includes $20,760 to Mr. Carson in 1997, 1996 and 1995 and $17,620 and $16,390 to Mr. Welch in 1997 and 1996 as the Corporation's contribution to each individual's 401(k) plan.
(4) Subject to a one year restriction on exercise from February 2, 1996 for 12,800 shares and two years for 12,800 shares.
(5) Subject to a one year restriction on exercise from January 31, 1995 for 30,000 shares and two years for 30,000 shares.
(6) Subject to a one year restriction on exercise from April 6, 1995 for 16,000 shares and two years for 16,000 shares.
(7) Subject to a one year restriction on exercise from June 1, 1997 on 50,000 shares and two years for 50,000 shares.
(8) Subject to a one year restriction on exercise from May 21, 1997 on 15,000 shares and two years on 15,000 shares.

----------------------------------------

                    STOCK OPTION PLANS AND STOCK BONUS PLAN

     As of April 30, 1998 the Corporation had a 1989 Stock Option Plan (the "1989 Option Plan"), a 1990 Stock Bonus Plan (the "1990 Bonus Plan"), a 1991 Stock Option Plan (the "1991 Option Plan") and a 1995 Stock Option Plan (the "1995 Option Plan"), each of which has been approved by the shareholders of the Corporation. The Corporation has also granted non-plan stock options ("Non-plan Options"). Each of the plans and the Non-plan Options are administered by the Compensation Committee.

     The 1989 Option Plan, the 1991 Option Plan and 1995 Option Plan (collectively the "Option Plans") provide for the grant of options to purchase Common Shares to officers and other key employees of the Corporation and its subsidiaries. Directors and officers who are also directors are not permitted to participate in the 1989 Option Plan, however such persons can participate in the 1991 Option Plan and the 1995 Option Plan pursuant to the grant of Formula Options ("Formula Options"), which are limited to 304,000 shares in total for the 1995 Option Plan and 240,000 shares in total for the 1991 Option Plan. Options granted under the Option Plans can be incentive stock options or non-qualified stock options, as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"). For incentive options and Formula Options the purchase price cannot be less than the fair market value of a share on the date of grant. Non-qualified options may be granted at less than fair market value, as determined by the Compensation Committee. The term of options granted under the Option Plans cannot exceed 10 years.

     The 1989 Option Plan provides for the grant of options to purchase up to 160,000 Common Shares. As of April 30, 1998, all options under the 1989 Option Plan had been granted at exercise prices ranging from $1.875 to $4.375 per share.

     The 1991 Option Plan provides for the grant of options to purchase up to 480,000 Common Shares. As of April 30, 1998, all options under the 1991 Option Plan had been granted at exercise prices ranging from $2.55 to $5.25 per share.

     The 1995 Option Plan provides for the grant of options to purchase 600,000 Common Shares. As of April 30, 1998 options to purchase 551,800 shares had been granted of which 800 have been terminated and 49,000 remain available for grant. Options granted to April 30, 1998 under the 1995 Option Plan provide for exercise prices ranging from $4.00 to $4.50 per share.

     The 1990 Bonus Plan provides for the issuance of Common Shares of the Corporation to officers and other key employees (other than officers who are also directors) as incentive bonuses. The Bonus Plan provides for the issuance of up to 80,000 shares. As of April 30, 1998, awards had been made for 76,193 shares, leaving 3,807 shares for future awards.

     At April 30, 1998, Non-plan Options to acquire 1,293,600 Common Shares at exercise prices ranging from $2.75 to $5.6875 have been granted. Non-plan Options to purchase 448,000 shares were issued to non-officer directors at exercise prices ranging from $2.75 to $4.50 per share. Non-plan Options to purchase 598,000 shares were issued to directors who are also officers at prices ranging from $2.75 to $5.6875 per share and Non-plan Options to purchase 247,600 shares have been issued to consultants at prices ranging from $2.75 to $5.25. Shareholder approval was obtained for the grant of 264,000 Non-plan Options and stockholder approval was not required for the balance of the Non-plan Option grants. The Non-plan Options expire in three to ten years from the date of grant and are issued at the market price of the stock at the date of issue.

     The following table shows as to each Named Executive Officer for fiscal 1997 year (i) the number of shares with respect to which options were granted by the Corporation (ii) the percentage of total options granted to employees, (iii) the per share exercise price for such options,
(iv) the expiration date of the options, and (v) potential realized value of the options.

                             OPTION GRANTS IN 1997



                                                   INDIVIDUAL GRANTS
                               ------------------------------------------------------

                                              % OF TOTAL                                 POTENTIAL REALIZABLE VALUE
                                NUMBER OF      OPTIONS                                   AT ASSUMED ANNUAL RATES OF
                               SECURITIES      GRANTED                                   SHARE PRICE APPRECIATION FOR
                               UNDERLYING        TO                                            OPTION TERM(2)
                                OPTIONS       EMPLOYEES       EXERCISE     EXPIRATION    ---------------------------
NAME                            GRANTED       IN 1997(1)      PRICE           DATE           5%            10%
----                            -------       ----------      -----        ----------        --            ---

Edgar F. Cruft                   50,000          16.9%         $ 5.6875     06/01/02       $ 78,568       $173,614

W. Pierce Carson                100,000          33.8%         $ 5.6875     06/01/02       $157,135       $347,228

Mark Welch                       30,000          10.1%         $ 5.25       05/21/07       $ 99,051       $251,014


(1) The Corporation granted options to purchase 296,078 shares in fiscal 1997.
(2) Dollar amounts under these columns are the result of calculations based on assumed annualized rates of stock appreciation of 5% and 10% as prescribed by the SEC. The assumed rates are not intended by the Corporation to forecast possible future appreciation, if any, of its share price, which will be determined by future events and unknown factors.

         The following table presents information concerning options exercised during 1997 and the value of unexercised options at December 31, 1997 for each Named Executive Officer.

                      AGGREGATED OPTION EXERCISES IN 1997
                          AND YEAR-END OPTIONS VALUES

                                                     UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN THE
                       SECURITIES                            AT                     MONEY OPTIONS AT
                       ACQUIRED       AGGREGATE       DECEMBER 31, 1997             DECEMBER 31, 1997(1)
                          ON           VALUE          -----------------             --------------------
NAME                   EXERCISE       REALIZED     EXERCISABLE UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
----                   --------       --------     -------------------------    -------------------------

Edgar F. Cruft         None              -           342,000     $ 24,000        $24,192          $-0-
W. Pierce Carson       None              -           416,000     $292,000        $24,192          $-0-
Mark R. Welch          None              -           140,000     $ 42,800        $ 4,032          $-0-


(1) Based upon the closing price of the Corporation's Common Shares on December 31, 1997 of $2.875 per share as quoted on NASDAQ and after giving effect to the 5 for 1 reverse stock split effective March 10, 1997.

                  RETIREMENT AND CHANGE IN CONTROL AGREEMENTS
                         FOR NAMED EXECUTIVE OFFICERS

     The Corporation has a severance agreement with Dr. Carson to pay him two years of his salary and bonuses, if any, should his employment be terminated within two years of acquisition of control of the Corporation by a group other than Nord Resources. In such event, Dr. Carson would also be paid the "spread" or difference between the market price and exercise price of any unexercised stock options he holds at that time. The Corporation has a severance agreement with Mr. Welch to pay six months of salary and bonus, if any, should his employment be terminated within two years of acquisition of control of the Corporation by a group other than Nord Resources. These agreements are intended to insure the establishment and maintenance of a sound and vital management, essential to protecting and enhancing the best interests of the Corporation and its shareholders.

     Prior to joining the Corporation full-time in April 1990, Dr. Carson had a separate retirement agreement with Nord Resources which provided annual payments to Dr. Carson for a period of 15 years commencing at age 62, or on termination of employment, whichever is later (or age 55 in the event the provisions of the agreement with respect to early retirement are satisfied). The payments were based on a percentage of his average annual compensation over his final three years of employment. The percentage is equal to 5% plus 1-1/2% for each year of service that Dr. Carson has with Nord Resources to a maximum of 30 years. At December 31, 1997, Dr. Carson had 17 years of service. The agreement also provided for payment of certain death benefits. The Corporation assumed the agreement and Dr. Carson's years of service under the agreement includes the years he was employed by Nord Resources. For the years ended December 31, 1997, 1996 and 1995, the Corporation accrued $0.00, $68,000 and $59,000, respectively, relating to the retirement benefits expected to be paid to Dr. Carson.

      Effective May 15, 1997 Mr. Welch was added to this retirement plan. At age 65, or on termination of employment, whichever is later, he will become eligible to receive annual payments for a period of 15 years. The payments will be based on a percentage of his average annual compensation over his final three years of employment. The percentage is equal to 5% plus 1 1/2% for each year of service that Mr. Welch has with the Corporation up to a maximum of 30 years. At December 31, 1997, Mr. Welch had seven years of service.

     The following table illustrates the estimated annual retirement benefit that would be payable for 15 years to Dr. Carson and Mr. Welch at specified levels of compensation and years of service to the Corporation. In 1992, however, the agreement was amended to provide that the net present value of Dr. Carson's future retirement benefits at the time of his retirement would be paid to him within three years of his retirement, reduced by his share of the cash value of a certain insurance policy which the Corporation transferred to Dr. Carson in 1992.


                            YEARS OF SERVICE

FINAL AVERAGE
COMPENSATION              10             15             20            25             30
------------           -------        -------        -------       --------       --------

 $100,000              $20,000        $27,500        $35,000       $ 42,500       $ 50,000
 $125,000              $25,000        $34,375        $43,750       $ 53,125       $ 62,500
 $150,000              $30,000        $41,250        $52,500       $ 63,750       $ 75,000
 $175,000              $35,000        $48,125        $61,250       $ 74,375       $ 87,500
 $200,000              $40,000        $55,000        $70,000       $ 85,000       $100,000
 $225,000              $45,000        $61,875        $78,750       $ 95,625       $112,500
 $250,000              $50,000        $68,750        $87,500       $106,250       $125,000


                         BOARD COMPENSATION COMMITTEE
                       REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY

    The Corporation applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of the Corporation result from the coordinated efforts of all individuals working toward common objectives. The Corporation strives to achieve those objectives through teamwork that is focused on meeting the periodic goals established by the Corporation and the expectations of shareholders. The compensation program goals are to enable the Corporation to attract, retain and reward key personnel who contribute to the long-term success of the Corporation and to align compensation with business objectives and performance. The Corporation's compensation program for executive officers is based on the same principles applicable to compensation decisions for all employees of the Corporation. Through the grant of stock options, stock bonuses and restricted stock, the Corporation intends to relate compensation to overall corporate performance as reflected in the price of its stock.

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

COMPENSATION TO CHAIRMAN AND PRESIDENT

    Matters relating to compensation of executive officers were addressed by the full Board of Directors in fiscal 1997. The Board approved a contribution to the 401(k) plan of $20,760 each for Dr. Cruft and Dr. Carson.

COMPENSATION VEHICLES

    The Corporation has a history of using a program that consists of cash and equity based compensation. Having a compensation program that allows the Corporation to successfully attract and retain key employees permits it to explore and develop mines and to produce its minerals at expected competitive levels of production and costs, to enhance shareholder value, motivate technological innovation, foster teamwork and adequately reward employees. The compensation vehicles are:

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

    (d) Stock Option Program - The purpose of this program is to provide additional incentive to employees to work to maximize shareholder value. The option program also utilizes vesting periods to encourage all employees to continue in the employ of the Corporation. The Corporation grants stock options annually to most, and sometimes all, of its employees.

    (e) Deferred Compensation for Senior Executives - The Corporation has entered into a retirement agreement with its President and its Vice President-Development. The agreement provides benefits to these senior executives upon retirement based on several factors, including the number of years of service to the Corporation. The purpose of this retirement agreement is to provide incentive to senior executives to continue to provide services to the Corporation. Deferred compensation may be made available in the future to other senior executives.

     (f) 401(k) Plan - The Corporation provides a retirement and savings plan for its salaried U.S. employees pursuant to Section 401(k) of the Internal Revenue Code. Each employee may contribute up to 15% of his or her salary to this plan, to a maximum of $9,500 in 1997 and such employee may defer taxes on that contribution. In 1997 the Corporation made a contribution to the respective 401(k) plans of employees. This plan helps the Corporation to attract and retain employees upon whom the Corporation relies in operating its business.

                        STOCKHOLDER RETURN ON COMMON STOCK

     The following graph compares the total annual return on the Corporation's Common Shares with the annual return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. and Foreign Companies) for the period December 31, 1992 to December 31, 1997, and with the CRSP Index for the NASDAQ stocks with SIC codes 1000-1099 (metal mining companies).

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                              PERFORMANCE GRAPH FOR
                              NORD PACIFIC LIMITED


[GRAPH]


                                     LEGEND


  SYMBOL     CRSP TOTAL RETURNS INDEX FOR:               12/31/92    12/31/93    12/30/94    12/29/95    12/31/96    12/31/97
----------   -----------------------------               --------    --------    --------    --------    --------    --------
*********    NORD Pacific Limited                           100.0       147.6       133.3       102.8       196.1        86.2
 ... ** ..    Nasdaq Stock Market (US and Foreign)           100.0       115.8       112.3       157.7       193.1       236.3
* * * * *    NASDAQ Stocks (SIC 1000-1099 US + Foreign)     100.0       232.1       210.9       200.5       226.8       121.7
             Metal Mining


NOTES:     A: The lines represent monthly index levels derived from
              compounded daily returns that include all dividends.
           B: The indexes are reweighted daily, using the market
              capitalization on the previous trading day.
           C: If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
           D: The index level for all series was set to $100.0 on 12/31/92.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the only entity or person known by the Board to be the beneficial owner of more than 5% of the outstanding Common Shares of the Corporation as of April 30, 1998.


                                                  Common Shares Beneficially
                                                  Owned as of April 30, 1998
                                                  --------------------------

Name and Address of Beneficial Owner              Number      Percent of Class
------------------------------------              ------      ----------------

Nord Resources Corporation                        3,697,561(1)     28.6%
201 Third Street, NW - Suite 1750
Albuquerque, New Mexico 87102


----------------------------------

(1) On April 2, 1990, Nord Resources Corporation ("Nord Resources") received 1,915,200 Common Shares in connection with an Exchange Offer (as defined below). Subsequent to April 2, 1990, and up to April 1, 1993, Nord Resources purchased in market transactions on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") a total of 142,476 Common Shares at an average purchase price of $4.10 per share.
       On September 3, 1993 Nord Resources converted $2.5 million of debt owed it by the Corporation into 592,592 Common Shares of the Corporation at the then prevailing market price. On February 15, 1994, Nord Resources received 697,744 additional Common Shares in exchange for converting an additional $2.9 million of debt owed it by the

       Corporation. In July 1997, Nord Resources converted $1.7 million of debt into 349,549 Common Shares. In April 1990, the Corporation issued Common Shares to Nord Australex Limited Partnership and Hicor Mineral Exploration Series-I in exchange for all of their respective assets and liabilities (the "Exchange Offer"). Nord Resources was the general partner of each partnership.

     Set forth below is certain information for each nominee for election as director and each executive officer named in the Summary Compensation Table.

     The statement as to the Common Shares of the Corporation beneficially owned or over which control or direction is exercised by the nominees for election as directors hereinafter named is in each instance based upon information furnished by the person concerned.

                                        COMMON SHARES BENEFICIALLY
NOMINEES FOR                           OWNED AS OF APRIL 30, 1998(1)
ELECTION AS DIRECTORS              NUMBER             PERCENT OF CLASS
---------------------              ------             ----------------

Edgar F. Cruft(9)                  4,261,561(2)             32.8%
W. Pierce Carson                   4,255,561(3)             32.6%
Ray W. Jenner                           --                  *
Terence H. Lang(10)                3,873,561(4)             30.0%
Leonard Lichter(10)                3,863,461(4)             30.0%
Michel J. Drew(9, 10)                111,202(5)             *
Lucile Lansing                       113,200(5)             *
John B. Roberts                       84,200(6)             *

OTHER NAMED EXECUTIVE OFFICERS
------------------------------

NAME                               NUMBER             PERCENT OF CLASS
----                               ------             ----------------
Mark R. Welch                        180,600(7)               1.4%

ALL NAMED EXECUTIVE OFFICERS
AND DIRECTORS AS A GROUP

(9 persons)                        5,449,063(8)              42.1%

------------------------------------------

*     Represents less than 1% of the shares outstanding.

(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person has the right to acquire within 60 days after April 30, 1998. In determining the number of shares outstanding for computing the percent of class owned by the listed person, the number of shares outstanding of the Corporation has been increased by the number of unissued shares which the listed person has the right to acquire from the Corporation within 60 days after April 30, 1998.

(2) Includes options to purchase 72,000 shares under the 1991 Stock Option Plan, options to purchase 60,000 shares under the 1995 Stock Option Plan and non-plan options to purchase 264,000 shares. Also includes 3,697,561 Common Shares owned by Nord Resources, of which Dr. Cruft is Chairman.

(3) Includes options to purchase 72,000 shares under the 1991 Stock Option Plan, options to purchase 60,000 shares under the 1995 Stock Option Plan and non-plan options to purchase 254,000 shares.

      Also includes 3,697,561 Common Shares owned by Nord Resources, of which Dr. Carson is Chief Executive Officer and a director.

(4) Includes options to purchase 12,000 shares under the 1991 Stock Option Plan, non-plan options to purchase 152,000 and 111,200 shares for Mr. Lang and Mr. Lichter, respectively and options to purchase 40,060 shares for Mr. Lang and 24,000 shares for Mr. Lichter under the 1995 Stock Option Plan. Also includes 3,697,561 Common Shares owned by Nord Resources, of which Mr. Lang and Mr. Lichter are directors. As to Mr. Lang, also includes 6,000 Common Shares owned by his wife for which he disclaims beneficial ownership.

(5) Includes options to purchase 12,000 shares under the Corporation's 1991 Stock Option Plan, options to purchase 24,000 shares under the 1995 Stock Option Plan, and non-plan options to purchase 75,200 shares.

(6) Also includes options to purchase 12,000 shares under the Corporation's 1991 Stock Option Plans and options to purchase 24,000 shares under the 1995 Stock Option Plan and non-plan options to purchase 47,200 shares.

(7) Includes options to purchase 12,000 shares under the 1989 Stock Option Plan and options to purchase 98,200 shares under the Corporation's 1991 Stock Option Plan and options to purchase 57,600 shares under the 1995 Stock Option Plan.

(8) Includes options to purchase 1,829,800 shares. Also includes 3,697,561 Common Shares owned by Nord Resources of which Messrs. Cruft, Carson, Lang and Lichter are directors and Dr. Cruft and Dr. Carson are executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, 1996 and 1995, Nord Resources provided certain services to the Corporation under a management agreement. Nord Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Corporation at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Corporation obtained such services on a stand-alone basis would have approximated the amounts paid to Nord Resources. Total amounts paid to Nord Resources were $566,000, $399,000 and $221,000 for the years ended December 31, 1997, 1996, and 1995 respectively. In December 1997, Nord Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Corporation currently shares office space, administrative personnel and expenses with Nord Resources on a 50/50 basis.

     In October 1996, Nord Resources agreed to make available to the Corporation, at Nord Resources' discretion, an operating loan payable on demand and bearing interest at the U.S. prime rate plus 1%. At December 31, 1996, the Corporation owed Nord Resources advances of $947,000. During 1997, Nord Resources advanced the Corporation an additional $2,800,745, net of repayments, bringing the total indebtedness to $3,747,745. In July and August 1997, the Corporation repaid $2,000,000 of the amount outstanding. Concurrent with the closing of the Corporation's Canadian offering on July 3, 1997, Nord Resources, which previously owned 35% of the outstanding Common Shares of the Corporation, converted the remainder of the amount outstanding into 349,549 Units consisting of one Common Share and one half of one purchase warrant at $5.00 per Unit.

     The Corporation has retained International Services Limited, a Bermuda entity of which Michel J. Drew, a director, is a principal shareholder, to maintain the executive offices of the Corporation in

Bermuda and to render additional services that may be required in Bermuda. The minimum annual fee for such services is $6,000 and additional fees may be payable based on the time expended with respect to such required services.
In the fiscal year ended December 31, 1997 the Corporation paid International Services Limited $15,942 for such fees and services.

     Spitzer & Feldman P.C., of which Mr. Lichter is a principal, performs certain legal services for the Corporation for which they were paid $230,669 in 1997.

     In February 1994, the Corporation entered into a consulting agreement with John Roberts for approximately $14,000 per year for twenty-four days of consulting per year. The agreement may be terminated at any time by notice from either party. This agreement was in effect in 1997.

     Any future transactions with officers, directors or their affiliates will be on terms at least as favorable as those available from unaffiliated parties.

      Directors who are not otherwise employed by the Corporation receive $1,000 per calendar quarter and $500 for attending each in-person meeting of the Board. Mr. Lichter does not receive any fees for his membership on the Board. Mr. Lichter bills his time through Spitzer & Feldman P.C., of which he is a principal, and which is counsel to the Corporation. Mr. Drew is employed by International Services Limited, which receives payment under contract from the Corporation for corporate services, including his time as a director, therefore he does not receive fees for his membership on the Board. Mr. Roberts, in addition to his Board fees, receives a fee as a consultant to the Corporation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nord Pacific Limited


/s/Ray W. Jenner
-------------------------------
Ray W. Jenner
Vice President Finance -
Authorized Officer

April 30, 1998