Form 10-Q
period 1998-03-31
NORD PACIFIC LIMITED
filed 1998-05-15
CIK 843296

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                                      ---------

                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                          OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 000-19182
                                                 ---------

                                 Nord Pacific Limited
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           BERMUDA                                   NOT APPLICABLE
-------------------------------                   --------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


22 Church St.
Hamilton HM11 Bermuda                                      N/A
---------------------                                      ---
(Address of principal executive officers)               (Zip Code)

Registrant's telephone number, including area code     (441) 292-2363
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

The number of shares of Common Stock outstanding as of May 15, 1998 was 12,925,203.

                                NORD PACIFIC LIMITED

                                        INDEX

                                                                     Page
                                                                     Number
                                                                     ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets - March 31, 1998
                    and December 31, 1997                               3-4

                    Statements of Operations - Three
                    Months ended March 31, 1998
                    and 1997                                             5

                    Statements of Cash Flows - Three
                    Months ended March 31, 1998 and
                    1997                                                 6

                    Notes to Condensed Consolidated Financial
                    Statements                                          7-10


          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                         11-12


PART II.  OTHER INFORMATION:

          ITEM 1-5. Not Applicable

          ITEM 6.   Exhibits and Reports on Form 8-K                     13

PART I.   FINANCIAL INFORMATION
          ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                                    BALANCE SHEETS
                                        ASSETS
                                     (Unaudited)
                            (In Thousands of U.S. Dollars)

                                                            MARCH 31,      DECEMBER 31,
                                                              1998             1997
                                                            ---------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                $  4,139        $  3,351
    Accounts receivable:
      Trade                                                     1,244           1,313
      Affiliates                                                   59              53
      Subscribed shares receivable                                 --           2,700
      Other                                                       176              90
                                                             --------        --------
                                                                1,479           4,156

    Inventories:
      Copper                                                      196             137
      Supplies                                                    180             204
                                                             --------        --------
                                                                  376             341

    Premium on copper contracts                                   560             760
    Prepaid expenses                                              119             137
                                                             --------        --------
TOTAL CURRENT ASSETS                                            6,673           8,745

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
  LEACH, net of accumulated amortization of $12,728
  in 1998 and $11,518 in 1997                                   8,703           8,970

PROPERTY, PLANT AND EQUIPMENT -
  at cost less accumulated depreciation of $5,808 in
  1998 and $5,488 in 1997                                       4,364           4,737

DEFERRED EXPLORATION AND DEVELOPMENT
  COSTS:  Girilambone, net of accumulated amortization
  of $2,110 in 1998 and $1,883 in 1997                          4,395           4,335
  Other projects                                               15,274          13,492

OTHER ASSETS                                                      127             118
                                                             --------        --------
                                                             $ 39,536        $ 40,397
                                                             --------        --------
                                                             --------        --------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                           BALANCE SHEETS (Continued)
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                                  (Unaudited)
                         (In Thousands of U.S. Dollars)

                                                            MARCH 31,      DECEMBER 31,
                                                              1998             1997
                                                            ---------      ------------
CURRENT LIABILITIES:

  Accounts payable:
    Trade                                                    $    742        $    975
    Affiliates                                                    256             168
                                                             --------        --------
                                                                  998           1,143

  Accrued expenses                                              1,734           1,484
  Income taxes payable                                          1,200           1,200
  Payable on copper contracts                                     560             760
  Forward currency exchange contracts                           1,973           2,099
  Current maturities of long-term debt                          2,248           2,548
  Obligation under purchase agreement                             662             650
                                                             --------        --------
  TOTAL CURRENT LIABILITIES                                     9,375           9,884

LONG-TERM LIABILITIES:
  Long-term debt                                                   --             313
  Deferred income tax liability                                 4,840           4,840
  Retirement benefits                                             113             104
                                                             --------        --------
                                                                4,953           5,257

SHAREHOLDERS' EQUITY:
  Common stock                                                    646             618
  Common stock subscribed                                          --           2,677
  Additional paid-in capital                                   46,735          44,022
  Accumulated deficit                                         (22,971)        (22,859)
  Foreign currency translation adjustment                         798             798
                                                             --------        --------

                                                               25,208          25,256
                                                             --------        --------

                                                             $ 39,536        $ 40,397
                                                             --------        --------
                                                             --------        --------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (In Thousands of U.S. Dollars, except per share amounts)

                                                                        QUARTER ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                     1998           1997
                                                                    -------        -------
SALES                                                               $ 3,252        $ 3,936

COSTS AND EXPENSES:
  Cost of sales                                                       2,528          1,987
  Abandoned projects                                                     --            197
  General and administrative                                            684          1,077
                                                                    -------        -------
TOTAL COSTS AND EXPENSES                                              3,212          3,261
                                                                    -------        -------

OPERATING EARNINGS                                                       40            675

OTHER INCOME (EXPENSE):
  Interest and other income                                              82             37
  Interest and amortization of debt issuance costs                      (61)          (148)
  Forward currency exchange
     contracts gain (loss)                                              155           (170)
  Copper contracts gain (loss)                                           --            232
  Foreign currency transaction
     gains (losses)                                                    (329)            31
                                                                    -------        -------

TOTAL OTHER INCOME (EXPENSE)                                           (153)           (18)
                                                                    -------        -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                    (113)           657

PROVISION FOR INCOME TAXES                                               --            700
                                                                    -------        -------

NET (LOSS)                                                          $  (113)       $   (43)
                                                                    -------        -------
                                                                    -------        -------

BASIC (LOSS) PER SHARE                                              $    --*       $    --*
                                                                    -------        -------
                                                                    -------        -------

AVERAGE COMMON
  SHARES OUTSTANDING                                                 12,852          9,516
                                                                    -------        -------
                                                                    -------        -------

            *less then $.01 per share


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (In Thousands of U.S. Dollars)

                                                                    QUARTER ENDED MARCH 31,
                                                                    -----------------------
                                                                       1998         1997
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $  (113)      $   (43)
  Changes in non-cash
     working capital                                                   1,888           323
  Depreciation and amortization                                        1,822         1,041
                                                                     -------       -------

  Net cash provided by operating activities                            3,597         1,321

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (1)         (165)
  Deferred exploration and development costs                          (2,093)       (1,492)
                                                                     -------       -------

  Net cash (used in) investing activities                             (2,094)       (1,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition to long-term debt                                              --         1,071
  Payments of long-term debt                                            (614)       (2,070)
  Net borrowings from Nord Resources Corporation                          --         1,662
  Costs associated with issuance
    of common stock                                                       (4)         (336)
                                                                     -------       -------

  Net cash provided by (used in) financing activities                   (618)          327

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                   (97)            9
                                                                     -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                    788            --

CASH AND CASH EQUIVALENTS - beginning of period                        3,351           439
                                                                     -------       -------

CASH AND CASH EQUIVALENTS - end of period                            $ 4,139       $   439
                                                                     -------       -------
                                                                     -------       -------

CASH PAID FOR INTEREST                                               $    61       $   108
                                                                     -------       -------
                                                                     -------       -------

NON-CASH TRANSACTIONS:
  Purchase of Derivative Financial Instruments                       $    --       $   198
                                                                     -------       -------
                                                                     -------       -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1997 AND 1996

A.  FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (THE "COMPANY")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1998 are not necessarily indicative of the results that may be expected for the entire year.

The Company has adopted SFAS No. 129, "Disclosure of Information about Capital Structure", which was effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. The adoption of SFAS No. 129 had no significant effect on the Company's disclosures about its capital structure.

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which was effective for financial statements for periods beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not had a material impact on the Company's financial statement presentation or related disclosures.

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and the Company's adoption of FASB No. 131 has not had a material impact on its financial statement presentation or related disclosures.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the 1997 financial statements to conform to the classification used in 1998. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.

B.  TAXATION

Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016. Although the Company is not subject to income taxes, it has subsidiaries which are subject to income taxes in their respective foreign countries.

A provision for deferred income taxes of $700,000 was recorded in the first quarter of 1997, resulting from the profitable operations of the Girilambone Copper Property in Australia. No provision for income taxes has been recorded for the first quarter of 1998. The effective tax rate differs resulting from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

C.  GIRILAMBONE

The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property (collectively "Girilambone") in Australia. All costs incurred during mine development have been capitalized and are being amortized using the units of production method over the estimated reserves. Following is summarized combined balance sheet information for Girilambone:

                                                   March 31,      December 31,
                                                     1998             1997
                                                --------------    ------------
                                                (In Thousands of U.S. Dollars)
  Current assets                                   $  2,481         $  1,638
  Deferred costs associated with ore under
    leach, net                                       19,001           19,934
  Property, plant and equipment, net                  9,819           10,541
  Deferred exploration and development
    costs, net                                       20,788           16,602
                                                   --------         --------
  Total assets                                       52,089           48,715

  Current liabilities                                 3,541            2,230
                                                   --------         --------

  Partners' equity                                 $ 48,548         $ 46,485
                                                   --------         --------
                                                   --------         --------

  Company's share of equity                        $ 18,090         $ 18,846

  Less:  Eliminations                                (1,555)          (1,587)
                                                   --------         --------

  Net assets recorded by Company                   $ 16,535         $ 17,259
                                                   --------         --------
                                                   --------         --------

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                 ----------------------------
                                                 1998                    1997
                                                 ----                    ----
                                                 (In Thousands of U.S. Dollars)
  Cost of copper sales                         $ 6,110                 $ 4,843
  General and administrative expense           $    98                 $   125

D.     INDEBTEDNESS

In February 1997, the Company finalized the restructuring of its financing agreement with the Girilambone lender. The restructuring provided additional financing of $980,000 which was used to pay a loan previously outstanding, increased the amount of financing available to $5,225,000, and bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2 %. Principal payments are made quarterly at the greater of $425,000 or 50% of available cash flow. In April 1997, the Girilambone lender approved an additional drawing of $2,000,000 under the restructured financing agreement. The agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is maintaining a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. As collateral on the loan, the lender holds a security interest in the Australian assets of the Company including the Company's share of assets of and production from Girilambone. The balance due at March 31, 1998 totaled $2,248,000 and is due and payable on or before March 31, 1999.

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

COPPER AGREEMENTS

In November 1996, the Company purchased put options at a cost of $.08 per pound of copper for 4.0 million pounds of copper maturing ratably each month from January through March 1998. In April 1997, the Company purchased put options at a cost of $.05 per pound of copper for an additional 11.9 million pounds of copper maturing ratably each month from April through December 1998. This hedging program is intended to mitigate the effect of price changes on substantially all of the Company's expected copper sales through December 31, 1998 and guarantees that the Company will receive a minimum gross price of $.90 per pound. The premiums are payable upon the expiration of each contract.

The Company had outstanding both swap and call option agreements with a single counterparty on a total of 13.2 million pounds of copper which settled ratably each month through December 31, 1997. The swap agreements locked in a fixed forward price as a floor, with the purchase of call options above the floor permitting the Company to benefit from an increase in copper price above the call price. The copper swap agreements were designated as hedges up to the level of anticipated copper sales, with gains and losses deferred and reflected as a component of sales when each contract settled. The swap agreements with contract amounts in excess of the anticipated copper sales and call options did not qualify as hedges and were recorded at market. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $1.02 per pound plus the excess of market price (as determined by the London Metals Exchange) over $1.11 per pound.

Sales for the quarter ended March 31, 1998, include a gain of $199,000 and sales for the quarter ended March 31,1997, include a loss of $256,000 realized in settlement of copper hedging contracts.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at March 31, 1998 total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = U.S.$.7963.

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

F.   NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns 28.6% of the outstanding common stock of the Company. In 1997, Resources provided certain services to the Company under a management agreement. Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Company at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. In December 1997, Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Company currently shares office space, administrative personnel and expenses with Resources on a 50/50 basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company recorded a net loss of $113,000 for the quarter ended March 31, 1998 compared to a net loss of $43,000 for the same period in 1997. The Company recorded operating earnings of $40,000 for the quarter ended
March 31, 1998 compared to $675,000 for the quarter ended March 31, 1997.
The Company's share of copper sold in the first quarter of 1998 totaled 3,851,000 pounds compared to 3,735,000 pounds sold in the same period in 1997. Due to the drop in copper prices, copper revenue, including settlement of copper hedging contracts, decreased $684,000. Copper production increased 8.7% during the first quarter of 1998 due to improved heap leach management practices relating to the aeration of the heaps. During first quarter of 1998, the Company received a net price of $.79 per pound of copper sold compared to $1.12 received in 1997. The copper hedging programs established by the Company resulted in an increase in sales of $199,000 during the first quarter of 1998 compared to a decrease in sales of $256,000 in 1997.
Including the impact of these hedging programs, the Company realized a net average sales price per pound of $.84 in 1998 compared to $1.05 per pound in 1997.

Cost of sales per pound of copper increased to $.66 per pound for the first quarter 1998 compared to $.53 per pound in 1997 due primarily to increased depreciation, depletion and amortization ("DD&A") of deferred leach costs. Cost of sales as a percentage of sales increased to 78% during the first quarter of 1998 compared to 52% in 1997 due primarily to lower sales revenues due to the drop in the price of copper and to increased DD&A.

The Company wrote off costs totaling $197,000 associated with abandoned properties in the first quarter of 1997. No such write off was necessary in 1998.

General and administrative costs ("G&A") decreased for the first quarter of 1998 compared to 1997. Salaries and related payroll tax and benefit costs were reduced due to the closing of the Dayton office as were rent and utilities. Travel expenses were reduced in 1998 compared to 1997 due to a reduction in exploration activity. G&A in 1997 also included nonrecurring regulatory costs totaling $70,000.

Interest income increased in 1998 compared to 1997 due to additional funds available for investment. Interest and amortization of debt issuance costs decreased in the first quarter of 1998 compared to 1997 due to smaller debt balances outstanding in 1998 as debt was reduced during 1997. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the U.S. dollar. The Company recorded a gain of $155,000 on forward currency exchange contracts for the first quarter of 1998 compared to a loss of $170,000 in 1997 and a loss on foreign currency transactions of $329,000 in 1998 compared to a gain of $31,000 in 1997. The Company recorded a gain of $232,000 in the first quarter of 1997 on marking its copper contracts to market. Since the Company had no swap contracts during the first quarter 1998, no such gain was recorded.

Adversely affecting net earnings in 1997 was a provision for income taxes of $700,000. No provision for income taxes has been recorded for the first quarter of 1998. Income taxes are calculated on earnings from Girilambone. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $3,597,000 was provided during the quarter ended March 31, 1998, by the Company's operating activities. During the first quarter of 1998, the Company expended cash to fund exploration and development activity totaling $2,093,000, of which $287,000 related to properties near Girilambone, $390,000 related to the Tabar gold project, $1,264,000 related to the Ramu nickel project with the remaining $152,000 expended for other projects. The Company made principal payments totaling $614,000 under the Girilambone financing agreement.

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

               No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

               EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NORD PACIFIC LIMITED

May 15, 1998                                 By:/s/    RAY W. JENNER
                                                       -------------
                                                       Ray W. Jenner
                                                       Vice President Finance
                                                       and Authorized Officer