Form 10-Q
period 1998-06-30
NORD PACIFIC LIMITED
filed 1998-08-13
CIK 843296

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-19182

                              Nord Pacific Limited
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Bermuda                                    Not Applicable
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

22 Church St.
Hamilton HM11 Bermuda                                              N/A
---------------------                                           ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (441) 292-2363
                                                           --------------


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

The number of shares of Common Stock outstanding as of August 13, 1998 was 12,925,203.

                              NORD PACIFIC LIMITED

                                      INDEX



                                                                         Page
                                                                         Number

PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Condensed Consolidated Financial Statements:

         Balance Sheets - June 30, 1998
          and December 31, 1997                                           3-4

         Statements of Operations - Three and six
          months ended June 30, 1998 and 1997                               5


         Statements of Cash Flows - Six months
          ended June 30, 1998 and 1997                                      6

         Notes to Condensed Consolidated Financial Statements            7-10

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           11-13


PART II. OTHER INFORMATION:

         ITEM 1-3. Not Applicable

         ITEM 4    Submission of Matters to a Vote of Security Holders     14

         ITEM 5    Not Applicable

         ITEM 6.   Exhibits and Reports on Form 8-K                        15


PART I.           FINANCIAL INFORMATION
                  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------------------------

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)

                                                         June 30,     December 31,
                                                           1998          1997
                                                       -----------    ------------
CURRENT ASSETS:
      Cash and cash equivalents                         $   881          $ 3,351
      Accounts receivable:
        Trade                                             1,199            1,313
        Affiliates                                           37               53
        Subscribed shares receivable                        --             2,700
        Other                                                31               90
                                                         -------         -------
                                                          1,267            4,156

      Inventories:
        Copper                                              222              137
        Supplies                                            158              204
                                                         -------         -------
                                                            380              341

        Premium on copper contracts                         304              760
        Prepaid expenses                                     78              137
                                                         -------         -------
                                                            382              897
                                                         -------         -------
TOTAL CURRENT ASSETS                                      2,910            8,745

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
   LEACH, net of accumulated amortization of $13,886
   in 1998 and $11,518 in 1997                            8,649            8,970

PROPERTY, PLANT AND EQUIPMENT -
   at cost less accumulated depreciation of $6,185 in
   1998 and $5,488 in 1997                                4,011            4,737

DEFERRED EXPLORATION AND DEVELOPMENT
   COSTS:  Girilambone, net of accumulated amortization
   of $2,335 in 1998 and $1,883 in 1997                   4,464            4,335
   Other projects                                        16,522           13,492

OTHER ASSETS                                                116              118
                                                         -------         -------
                                                        $36,672          $40,397
                                                         -------         -------
                                                         -------         -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                           BALANCE SHEETS (Continued)
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)



                                                               June 30,    December 31,
                                                                 1998          1997
                                                             -----------    ------------
CURRENT LIABILITIES:

    Accounts payable:
         Trade                                                 $    753    $    975
         Affiliates                                                 294         168
                                                               --------    --------
                                                                  1,047       1,143


    Accrued expenses                                                624       1,484
    Income taxes payable                                          1,200       1,200
    Payable on copper contracts                                     304         760
    Forward currency exchange contracts                           2,811       2,099
    Current maturities of long-term debt                          1,479       2,548
    Obligation under purchase agreement                            --           650
                                                               --------    --------
                                                                  6,418       8,741
                                                               --------    --------
    TOTAL CURRENT LIABILITIES                                     7,465       9,884

LONG-TERM LIABILITIES:
    Long-term debt                                                 --           313
    Deferred income tax liability                                 4,840       4,840

    Retirement benefits                                             121         104
                                                               --------    --------
                                                                  4,961       5,257

SHAREHOLDERS' EQUITY:
    Common stock                                                    647         618
    Common stock subscribed                                        --         2,677
    Additional paid-in capital                                   46,728      44,022
    Accumulated deficit                                         (23,927)    (22,859)
    Foreign currency translation adjustment                         798         798
                                                               --------    --------

    TOTAL SHAREHOLDERS' EQUITY                                   24,246      25,256
                                                               --------    --------

                                                               $ 36,672    $ 40,397
                                                               --------    --------
                                                               --------    --------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (In Thousands of U.S. Dollars, except per share amounts)



                                             Three Months Ended    Six Months Ended
                                                  June 30,              June 30,
                                            -------------------   ------------------
                                            1998       1997       1998          1997
                                            ----       ----       ----          ----

SALES                                    $  3,392    $  4,189    $  6,644    $  8,125

COSTS AND EXPENSES:
     Cost of sales                          2,576       2,246       5,104       4,233
     Abandoned projects                        95         199          95         396
     General and administrative               755       1,046       1,439       2,123
                                         --------    --------    --------    --------

TOTAL COSTS AND EXPENSES                    3,426       3,491       6,638       6,752
                                         --------    --------    --------    --------

OPERATING EARNINGS (LOSS)                     (34)        698           6       1,373


OTHER INCOME (EXPENSE):
     Interest and other income                 53          30         135          67

     Interest and debt issuance costs         (59)       (176)       (120)       (324)
     Loss on forward currency exchange
        contracts                            (985)       (409)       (830)       (579)

     Gain on copper contracts                --           150        --           382
     Foreign currency transaction
        gain (loss)                            70          57        (259)         88
                                         --------    --------    --------    --------

TOTAL OTHER INCOME (EXPENSE)                 (921)       (348)     (1,074)       (366)
                                         --------    --------    --------    --------

EARNINGS (LOSS) BEFORE INCOME
     TAXES                                   (955)        350      (1,068)      1,007

PROVISION FOR INCOME TAXES                   --          (700)       --        (1,400)
                                         --------    --------    --------    --------


NET  LOSS                                $   (955)   $   (350)   $ (1,068)   $   (393)
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------

BASIC LOSS PER
     COMMON SHARE                        $   (.07)   $   (.04)   $   (.08)   $   (.04)
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------

WEIGHTED AVERAGE COMMON
     SHARES (In thousands)                 12,925       9,518      12,627       9,517
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


                                                         Six Months Ended June 30,
                                                            1998       1997
                                                           ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $(1,068)   $  (393)
     Adjustment for non-cash items except
       depreciation and amortization                         2,968      2,509
     Depreciation and amortization                           3,593      2,271
                                                           -------    -------

     Net cash provided by operating activities               5,493      4,387

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (26)      (280)
     Deferred exploration and development costs             (4,348)    (3,945)
     Deferred costs associated with ore under leach         (2,047)    (2,016)
                                                           -------    -------

     Net cash used in investing activities                  (6,421)    (6,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Addition to long-term debt                               --        3,071
     Debt payments                                          (1,383)    (3,324)
     Net borrowings from Nord Resources Corporation           --        2,320
     Costs associated with issuance
       of common stock                                          (4)      (356)
                                                           -------    -------

     Net cash provided by (used in) financing activities    (1,387)     1,711

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                     (155)        (2)
                                                           -------    -------

(DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,470)      (145)

CASH AND CASH EQUIVALENTS - beginning of period              3,351        439
                                                           -------    -------

CASH AND CASH EQUIVALENTS - end of period                  $   881    $   294
                                                           -------    -------
                                                           -------    -------


CASH PAID FOR INTEREST                                     $   120    $   214
                                                           -------    -------
                                                           -------    -------

NON-CASH TRANSACTIONS:
     Purchase of Derivative Financial Instruments          $  --      $   448
                                                           -------    -------
                                                           -------    -------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              NORD PACIFIC LIMITED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

A.   FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the three and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

In June 1998 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.

The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for financial statements for fiscal years beginning after December 31, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has not yet determined the effect of SOP 98-5 on its financial statements.

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


                                                                     June  30,                    December 31,
                                                                       1998                           1997
                                                                    ------------                  ------------
                                                                           (In Thousands of U.S. Dollars)

     Current assets                                                  $     1,929                   $     1,638
     Deferred costs associated with ore under leach, net                  18,450                        19,934
     Property, plant and equipment, net                                    9,021                        10,541
     Deferred exploration and development costs, net                      20,715                        16,602
                                                                     -----------                   -----------

     Total assets                                                         50,115                        48,715

     Current liabilities                                                   2,817                         2,230
                                                                     -----------                   -----------

     Partners' equity                                                $    47,298                   $    46,485
                                                                     -----------                   -----------
                                                                     -----------                   -----------

     Company's share of equity                                            17,866                        18,846

     Less:  Eliminations                                                  (1,523)                       (1,587)
                                                                     -----------                   -----------

     Net assets recorded by Company                                  $    16,343                   $    17,259
                                                                     -----------                   -----------
                                                                     -----------                   -----------

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:


                                                   Three Months Ended                Six Months Ended
                                                        June 30                           June 30
                                            ----------------------------        -----------------------------
                                                1998            1997                1998            1997
                                            ------------    ------------        ------------     ------------
                                                             (In Thousands of U.S. Dollars)

Cost of copper sales                         $    6,192       $   5,453          $   12,303      $    10,355
General and administrative expenses          $       88       $     118          $      186      $       243


D.     INDEBTEDNESS

The Company has a financing agreement with an Australian commercial bank which is secured by the Company's Girilambone assets. The amount due under this agreement bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2 %. Principal payments are made quarterly at the greater of $425,000 or 50% of available cash flow. The agreement also contains certain debt coverage ratio requirements.

During the period the loan is outstanding, the Company is maintaining a reserve account with the lender sufficient to meet the next quarterly principal repayment. All cash proceeds generated from Girilambone operations are required to be deposited with the lender and must be used to pay any project costs, bank fees, interest, principal, and funding required in the reserve account before any cash is available to the Company. As collateral for the loan, the lender holds a security interest in the Australian assets of the Company including the Company's share of assets of and production from Girilambone. The balance due at June 30, 1998 totaled $1,479,000 and is due and payable on or before March 31, 1999.

E.   FINANCIAL INSTRUMENTS
The Company utilizes certain financial instruments, primarily put option contracts and forward currency exchange contracts. These financial instruments are utilized to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar. The Company does not hold or issue financial instruments for trading purposes.

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

Sales for the three and six months ended June 30, 1998 include gains of $257,000 and $456,000 respectively and sales for the same periods ended June 30,1997 include losses of $271,000 and $527,000 respectively, realized in settlement of copper hedging contracts.

Forward Currency Exchange Contracts

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at June 30, 1998 total $12 million and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = US$0.8031.

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

F.   NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.6% of the outstanding common stock of the Company. In 1997, Resources provided certain services to the Company under a management agreement. Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Company at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. In December 1997, Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Company currently shares office space, administrative personnel and other related expenses with Resources on a 50/50 basis.

 G.   DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
      PRINCIPLES.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Under U.S. GAAP, SFAS No. 123 requires options issued to non-employees to be accounted for at their estimated fair value with a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. As a result, under Canadian GAAP, earnings before income taxes and net earnings would be increased for the six months ended June 30, 1998 and 1997, by $62,000 and $29,000 respectively, and general and administrative expense would be reduced by the same amount.

 H.    CONTINUANCE INTO CANADA.

On June 25, 1998 the Company's shareholders approved the discontinuance of the Company in Bermuda and the continuance in the Province of New Brunswick, Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's securities filings.

Results of Operations

Nord Pacific Limited (the "Company") recorded a net loss of $1,068,000 for the six months ended June 30, 1998 compared to a net loss of $393,000 for the same period in 1997. Operating earnings for the six months ended June 30, 1998 totaled $6,000 compared to $1,373,000 for the comparable period in 1997. The Company's share of copper sold for the six months ended June 30, 1998 totaled 7,752,000 pounds compared to 7,512,000 for the same period in 1997. During 1998, the Company received $.80 per pound of copper sold compared to $1.15 per pound received for the comparable period in 1997. The copper hedging programs established by the Company resulted in an increase in sales of $456,000 for the six months ended June 30, 1998 compared to a decrease in sales of $527,000 for the same period in 1997. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $.86 for the first six months of 1998 compared to $1.05 for the same period in 1997.

Cost of sales per pound of copper was $.66 for the six months ended June 30, 1998 as compared to $.56 per pound for the same period in 1997 and cost of sales as a percentage of sales increased to 77% as compared to 52% for the same period in 1997 due primarily to lower sales revenues due to the drop in copper prices and to increased depletion, depreciation and amortization.

The Company wrote off costs totaling $95,000 associated with abandoned properties for the six months ended June 30, 1998 compared to costs totaling $396,000 for the same period in 1997.

General and administrative costs ("G & A") decreased $684,000 to $1,439,000 for the six months ended June 30, 1998 compared to $2,123,000 for the six months ended June 30, 1997. Salaries and related payroll tax and benefit costs were reduced due to the closing of the Dayton office, as were rent and utilities. Reductions in professional fees and public relations costs also contributed to the decrease in G & A costs.

Interest and other income increased for the six months ended June 30, 1998 compared to the same period in 1997 due to additional funds available for investment in early 1998. Interest expense and amortization of debt issuance costs decreased for the six months ended June 30, 1998 compared to the same period in 1997 due to smaller debt balances outstanding in 1998 due to debt paydowns in 1997 and 1998. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar ("A$") compared to the U.S. dollar ("US$"). Due to the strong US$, the company recorded an $830,000 loss on forward currency exchange contracts for the first six months of 1998 compared to a loss of $579,000 for the same period in 1997 and a loss of $259,000 on foreign currency transactions for the six months ended June 30, 1998 compared to a gain of $88,000 for the same period in 1997. The Company recorded a gain of $382,000 for the six months ended June 30, 1997 on marking its copper swap and call option contracts to market. Since the Company had no copper swap contracts outstanding in 1998, no such gain was recorded.

The results of operations for the six months ended June 30, 1997 included a $1,400,000 provision for income taxes in Australia. Due to significantly lower copper prices and increased operating expenses at the Girilambone mine in Australia, no provision was recorded for the six months ended June 30, 1998.

The Company recorded a net loss of $955,000 for the three months ended June 30, 1998 compared to a net loss of $350,000 for the same period in 1997. The operating loss for the three months ended June 30, 1998 totaled $34,000 compared to operating earnings of $698,000 for the comparable period in 1997. The Company's share of copper sold for the three months ended June 30, 1998 totaled 3,901,000 pounds compared to 3,776,000 for the same period in 1997. During 1998, the Company received $.80 per pound of copper sold compared to $1.15 per pound received for the comparable period in 1997. The copper hedging programs established by the Company resulted in an increase in sales of $257,000 for the three months ended June 30, 1998 compared to a decrease in sales of $271,000 for the same period in 1997. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $.86 for the three months ended June 30, 1998 compared to $1.11 for the same period in 1997.

Cost of sales per pound of copper was $.66 for the three months ended June 30, 1998 as compared to $.59 per pound for the same period in 1997 and cost of sales as a percentage of sales increased to 76% as compared to 54% for the same period in 1997 due primarily to lower sales revenues due to the drop in copper prices and to increased depletion, depreciation and amortization.

The Company wrote off costs totaling $95,000 associated with abandoned properties for the three months ended June 30, 1998 compared to costs totaling $199,000 for the same period in 1997.

G & A decreased $291,000 to $755,000 for the three months ended June 30, 1998 compared to $1,046,000 for the three months ended June 30, 1997. Salaries and related payroll tax and benefit costs were reduced due to the closing of the Dayton office, as were rent and utilities. Reduction in professional fees and public relations costs also contributed to the decrease in G & A costs.

Interest and other income increased for the three months ended June 30, 1998 compared to the same period in 1997 due to additional funds available for investment in 1998. Interest expense and amortization of debt issuance costs decreased for the three months ended June 30, 1998 compared to the same period in 1997 due to smaller debt balances outstanding in 1998 due to debt paydowns in 1997 and 1998. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar ("A$") compared to the U.S. dollar ("US$"). Due to the strong US$, the Company recorded a loss of $985,000 on forward currency exchange contracts for the three months ended June 30, 1998 compared to a loss of $409,000 for the same period in 1997. The Company recorded a gain of $150,000 for the three months ended June 30, 1997 on marking its copper swap and call option contracts to market. Since the Company had no copper swap contracts outstanding in 1998, no such gain was recorded.

The results of operations for the three months ended June 30, 1997 included a $700,000 provision for income taxes in Australia. Due to significantly lower copper prices and increased operating expenses at the Girilambone mine in Australia, no provision was recorded for the three months ended June 30, 1998.

Liquidity and Capital Resources

Cash at June 30, 1998 was $881,000 compared to $3,351,000 at December 31, 1997. Cash of $5,493,000 was provided during the six months ended June 30, 1998, by the Company's operating activities compared to $4,387,000 for the same period in 1997. During the six months ended June 30, 1998, the Company expended cash to fund exploration and development activities totaling $4,348,000 compared to $3,945,000 for the same period in 1997 of which $580,000 related to properties near Girilambone, $568,000 related to the Tabar gold project, $2,910,000 related to the Ramu project, with the remaining $290,000 expended for other projects. The

Company expended $2,047,000 for its share of deferred costs associated with ore under leach at Girilambone for the six months ended June 30, 1998 compared to $2,016,000 in 1997. The Company made principal payments totaling $1,383,000 during the six months ended June 30, 1998 under the Girilambone financing agreement compared to $2,444,000 in 1997 and paid $880,000 against a general credit line in 1997.

The Company is in the exploration phase of all its projects except Girilambone. Additional efforts on all exploration projects will be required to determine the extent to which they will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will have to seek external sources of financing to fund development of these resources.

PART II. OTHER INFORMATION


         ITEM 1-3.         NOT APPLICABLE

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Annual General Meeting of the stockholders was held on June 25, 1998. The Following matters were acted upon and passed at the meeting.

                           1.   Election of eight Directors.

                           2. Discontinuance of the Corporation in Bermuda and continuation of the Corporation in New Brunswick, Canada.

                           3. Approve share options granted to directors, officers and consultants of the Corporation.

                           4. Ratify the appointment of independent auditors and authorize the Board to set their compensation.

                               VOTE TABULATION
                              ------------------
                                                       FOR             AGAINST          ABSTAIN
                                                    ----------         -------          -------
                  1.       Directors

                           Edgar F. Cruft           10,234,787          20,714
                           W. Pierce Carson         10,235,287          20,214
                           Ray W. Jenner            10,235,287          20,214
                           Terence H. Lang          10,235,287          20,214
                           Leonard Lichter          10,235,287          20,214
                           Michel J. Drew           10,235,287          20,214
                           Lucile Lansing           10,235,287          20,214
                           John B. Roberts          10,235,287          20,214

                  2.       Discontinuance in
                           Bermuda and continuance
                           into Canada               6,782,979          21,106            47,359

                  3.       Approve share
                           options                   1,585,270        1,169,428           59,185

                  4.       Ratify auditors          10,236,813           12,448            6,240


         ITEM 5.    NOT APPLICABLE

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits required by Item 601 of Regulation S-K.

                    Exhibit No.                           Description
                    -----------                   ----------------------------
                       27                         Financial Data Schedule

         (b) The Company filed a report on Form 8-K dated April 27, 1998 reporting the termination of its former auditors. It filed a second report on Form 8-K dated May 11, 1998 reporting the appointment of its current auditors.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORD PACIFIC LIMITED


August 14, 1998                            By: /s/  Ray W. Jenner
                                                    --------------------
                                                    Ray W. Jenner
                                                    Vice President Finance
                                                    and Authorized Officer