Form 10-Q
period 1998-09-30
NORD PACIFIC LIMITED
filed 1998-11-13
CIK 843296

                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1998

                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 000-19182

                            Nord Pacific Limited
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Brunswick                               Not Applicable
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

40 Wellington Row
St. John, New Brunswick                          E2L 4S3
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (506) 633-3800
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

The number of shares of Common Stock outstanding as of November 13, 1998 was 12,960,803.

                                 NORD PACIFIC LIMITED

                                        INDEX

                                                                  Page
                                                                 Number
                                                                 ------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Condensed Consolidated Financial Statements:

          Balance Sheets - September 30, 1998
             and December 31, 1997                                3-4

          Statements of Operations - Three and nine
            months ended September 30, 1998 and 1997                5


          Statements of Cash Flows - Nine months
            ended September 30, 1998 and 1997                       6

          Notes to Condensed Consolidated Financial Statements   7-10

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                  11-14

PART II.  OTHER INFORMATION:

          ITEM 1-5. Not Applicable

          ITEM 6.   Exhibits and Reports on Form 8-K               15

PART I.   FINANCIAL INFORMATION
          ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NORD PACIFIC LIMITED
                                BALANCE SHEETS
                                    ASSETS
                                 (Unaudited)
                         (In Thousands of U.S. Dollars)

                                             September 30,       December 31,
                                                  1998               1997
                                             -------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                   $   201             $ 3,351
    Accounts receivable:
       Trade                                      1,720               1,313
       Affiliates                                   198                  53
       Subscribed shares receivable                  --               2,700
       Other                                         39                  90
                                                -------             --------
                                                  1,957               4,156

    Inventories:
       Copper                                       139                 137
       Supplies                                     159                 204
                                                -------             --------
                                                    298                 341

    Premium on copper contracts                      26                 760
    Prepaid expenses                                 87                 137
                                                -------             --------
                                                    113                 897
                                                -------             --------
TOTAL CURRENT ASSETS                              2,569               8,745

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
   LEACH, net of accumulated amortization
   of $15,001 in 1998 and $11,518 in 1997         8,917               8,970

PROPERTY, PLANT AND EQUIPMENT -
   at cost less accumulated depreciation
   of $6,555 in 1998 and $5,488 in 1997           3,653               4,737

DEFERRED EXPLORATION AND DEVELOPMENT
   COSTS:  Girilambone, net of accumulated
   amortization of $2,620 in 1998 and
   $1,883 in 1997                                 4,403               4,335
   Other projects                                17,794              13,492

OTHER ASSETS                                         79                 118
                                                -------             --------
                                                $37,415             $40,397
                                                -------             --------
                                                -------             --------

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NORD PACIFIC LIMITED
                         BALANCE SHEETS (Continued)
                               LIABILITIES AND
                            SHAREHOLDERS' EQUITY
                                 (Unaudited)
                       (In Thousands of U.S. Dollars)

                                              September 30,       December 31,
                                                  1998                1997
                                              -------------       ------------
CURRENT LIABILITIES:

   Accounts payable:
       Trade                                    $ 1,397             $   975
       Affiliates                                   383                 168
                                                -------             -------
                                                  1,780               1,143
   Accrued expenses                                 512               1,484
   Income taxes payable                              --               1,200
   Payable on copper contracts                       26                 760
   Forward currency exchange contracts            1,446               2,099
   Current maturities of long-term debt             368               2,548
   Obligation under purchase agreement               --                 650
                                                -------             -------
                                                  2,352               8,741
                                                -------             -------
   TOTAL CURRENT LIABILITIES                      4,132               9,884

LONG-TERM LIABILITIES:
   Foreign currency exchange contracts            1,594                  --
   Long-term debt                                 1,111                 313
   Deferred income tax liability                  4,840               4,840
   Retirement benefits                              124                 104
                                                -------             -------
                                                  7,669               5,257

SHAREHOLDERS' EQUITY:
   Common stock                                     647                 618
   Common stock subscribed                           --               2,677
   Additional paid-in capital                    46,728              44,022
   Accumulated deficit                          (22,559)            (22,859)
   Foreign currency translation adjustment          798                 798
                                                -------             -------
   TOTAL SHAREHOLDERS' EQUITY                    25,614              25,256
                                                -------             -------
                                                $37,415             $40,397
                                                -------             -------
                                                -------             -------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NORD PACIFIC LIMITED
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
           (In Thousands of U.S. Dollars, except per share amounts)

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                       ------------------              ----------------------
                                        1998         1997               1998           1997
                                       ------       ------             -------        -------
SALES                                  $3,802       $4,401             $10,447        $12,526

COSTS AND EXPENSES:
   Cost of sales                        2,616        2,307               7,721          6,540
   Abandoned projects                      --          (93)                 95            303
   General and administrative             670          815               2,109          2,938
                                       ------       ------             -------        -------
TOTAL COSTS AND EXPENSES                3,286        3,029               9,925          9,781
                                       ------       ------             -------        -------
OPERATING EARNINGS                        516        1,372                 522          2,745
                                       ------       ------             -------        -------
OTHER INCOME (EXPENSE):
   Interest and other income               75          131                 209            198
   Interest and debt issuance costs       (70)        (115)               (190)          (439)
   Loss on forward currency exchange
    contracts                            (350)        (474)             (1,180)        (1,053)
   Gain (loss) on copper contracts         --         (101)                 --            281
   Foreign currency transaction
    gain (loss)                            (1)         124                (261)           212
                                       ------       ------             -------        -------
TOTAL OTHER INCOME (EXPENSE)             (346)        (435)             (1,422)          (801)
                                       ------       ------             -------        -------
EARNINGS (LOSS) BEFORE INCOME TAXES       170          937                (900)         1,944

INCOME TAX BENEFIT (EXPENSE)            1,200         (500)              1,200         (1,900)
                                       ------       ------             -------        -------
NET EARNINGS                           $1,370       $  437                $300        $    44
                                       ------       ------             -------        -------
                                       ------       ------             -------        -------
BASIC EARNINGS PER SHARE                 $.11         $.04                $.02            $--
                                       ------       ------             -------        -------
                                       ------       ------             -------        -------
DILUTED EARNINGS PER SHARE               $.09         $.03                $.02            $--
                                       ------       ------             -------        -------
                                       ------       ------             -------        -------
BASIC WEIGHTED AVERAGE COMMON
 SHARES (In thousands)                 12,961       12,418              12,908         10,844
                                       ------       ------             -------        -------
                                       ------       ------             -------        -------
DILUTED WEIGHTED AVERAGE
 COMMON SHARES (In thousands)          14,605       13,822              14,552         11,706
                                       ------       ------             -------        -------
                                       ------       ------             -------        -------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NORD PACIFIC LIMITED
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                            (In Thousands of U.S. Dollars)

                                                         Nine Months Ended September  30,
                                                         --------------------------------
                                                             1998               1997
                                                           -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $   300             $    44
   Changes in assets and liabilities                         2,096                (365)
   Depreciation and amortization                             5,389               3,483
                                                           -------             -------
   Net cash provided by operating activities                 7,785               3,162

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                        (64)               (385)
   Deferred exploration and development costs               (5,811)             (3,363)
   Deferred costs associated with ore under leach           (3,430)             (3,100)
                                                           -------             -------
   Net cash used in investing activities                    (9,305)             (6,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock offering proceeds                               --              12,300
   Cost associated with issuance
    of common stock                                             (5)             (1,332)
   Addition to long-term debt                                   --               3,071
   Debt repayments                                          (1,383)             (4,073)
   Net borrowings from Nord Resources Corporation               --                 259
   Stock option activity                                        --                 183
                                                           -------             -------
   Net cash provided by (used in) financing activities      (1,388)             10,408

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                       (242)                 54
                                                           -------             -------
(DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,150)              6,776
CASH AND CASH EQUIVALENTS - beginning of period              3,351                 439
                                                           -------             -------
CASH AND CASH EQUIVALENTS - end of period                  $   201             $ 7,215
                                                           -------             -------
                                                           -------             -------
CASH PAID FOR INTEREST                                     $   190             $   421
                                                           -------             -------
                                                           -------             -------
NON-CASH TRANSACTIONS:
   Purchase of derivative financial instruments            $    --                $448
                                                           -------             -------
                                                           -------             -------
Conversion of advances due Nord Resources
   Corporation into Common Stock                           $    --             $ 1,748
                                                           -------             -------
                                                           -------             -------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NORD PACIFIC LIMITED
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

A. FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (THE "COMPANY")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and the Company's adoption of SFAS No. 131 has not had a material impact on its financial statement presentation or related disclosures.

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


B. TAXATION

The provision for income taxes for the three and nine months ended September 30, 1997 represents estimated taxes due on the profitable operations of the Girilambone Copper Property in Australia. The effective tax rate differs from the statutory tax rate primarily because losses in other countries cannot be used to offset taxable earnings in Australia. The income tax benefit for the three and nine months ended September 30, 1998 represents the benefit for losses incurred in Australia and the adjustment of income taxes provided in prior periods.

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

                                                          September 30,  December 31,
                                                              1998           1997
                                                          -------------  ------------
                                                         (In Thousands of U.S. Dollars)
   Current assets                                            $ 2,784        $ 1,638
   Deferred costs associated with ore under leach, net        18,571         19,934
   Property, plant and equipment, net                          8,168         10,541
   Deferred exploration and development costs, net            20,336         16,602
                                                             -------        -------
   Total assets                                               49,859         48,715

   Current liabilities                                         3,923          2,230
                                                             -------        -------
   Partners' equity                                          $45,936        $46,485
                                                             -------        -------
                                                             -------        -------
   Company's share of equity                                 $16,499        $18,846

   Less:  Eliminations                                          (415)        (1,587)
                                                             -------        -------
   Net assets recorded by the Company                        $16,084        $17,259
                                                             -------        -------
                                                             -------        -------

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

                                            Three Months Ended        Nine Months Ended
                                               September 30              September 30
                                           -------------------       -------------------
                                            1998         1997          1998         1997
                                           ------       ------       -------      -------
                                                 (In Thousands of U.S. Dollars)
Cost of copper sales                       $6,294       $5,686       $18,596      $16,041
General and administrative expenses        $   79       $  116       $   265      $   359

D. INDEBTEDNESS

The Company has a financing agreement (the "Agreement") with an Australian commercial bank (the "Bank") which is secured by the Company's Girilambone assets. During the quarter ended September 30, 1998, the Company and the Bank amended this Agreement to provide for a total facility limit of up to $3,600,000 through the first quarter of 1999. This limit decreases to $$3,400,000 on September 30, 1999, $2,400,000 on December 31, 1999, $1,100,000 on March 31,
2000 and must be repaid in full by June 30, 2000. The amount due under the Agreement bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2 %. Principal payments are made quarterly at the greater of 50% of available cash flow or the amount required to reduce the loan balance to the facility limit. The Agreement also provides a $4,000,000 margin free facility to cover the Company's exposure under its foreign currency exchange contracts with the Bank.

During the period this loan is outstanding, the Company is required to maintain a cash reserve account with the Bank. Pending the completion of the documentation of the amendment to the Agreement, the Bank has allowed the Company to use the proceeds in this cash reserve account for general corporate purposes. All cash proceeds generated from Girilambone operations are required to be deposited with the Bank and must be used to pay any project costs, bank fees, interest, principal and reserve account funding before any cash is available to the Company. As collateral for the loan, the Bank holds a security interest in the Australian assets of the Company including the Company's share of assets of and production from Girilambone. The loan balance at September 30, 1998 was $1,479,000.

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

Sales for the three and nine months ended September 30, 1998 include gains of $513,000 and $969,000 respectively and sales for the same periods ended September 30, 1997 include losses of $29,000 and $556,000 respectively, realized in settlement of copper hedging contracts.

FORWARD CURRENCY EXCHANGE CONTRACTS

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included in the results of operations. Outstanding contracts at September 30, 1998 total $11,600,000 and mature in monthly installments of $800,000 at an average exchange rate of A$1.00 = US$0.8078.

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

F. NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. In 1997, Resources provided certain services to the Company under a management agreement. Resources was reimbursed for all direct expenses and its overhead associated with the operations of the Company at approximately $7,000 per month as per the management agreement. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. In December 1997, Resources closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. The Company currently shares office space, administrative personnel and other related expenses with Resources on a 50/50 basis. The balance due to Resources under this cost sharing arrangement totaled $312,000 at September 30, 1998.

G. DIFFERENCE BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Under U.S. GAAP, SFAS No. 123 requires options issued to non-employees to be accounted for at their estimated fair value with a corresponding expense recorded in the financial statements. Canadian GAAP has no similar requirement. As a result, under Canadian GAAP, earnings before income taxes and net earnings would be increased for the nine months ended September 30, 1998 and 1997, by $62,000 and $80,000 respectively, and general and administrative expense would be reduced by the same amount.

H. CONTINUANCE INTO CANADA.

On June 25, 1998 the Company's shareholders approved the discontinuance of the Company in Bermuda and the continuance in the Province of New Brunswick, Canada. The Continuance was effective September 30, 1998.

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

RESULTS OF OPERATIONS

Nord Pacific Limited (the "Company") recorded net earnings of $300,000 for the nine months ended September 30, 1998 compared to net earnings of $44,000 for the same period in 1997. Operating earnings for the nine months ended September 30, 1998 totaled $522,000 compared to $2,745,000 for the comparable period in 1997. The Company's share of copper sold for the nine months ended September 30, 1998 totaled 12,079,000 pounds compared to 11,794,000 for the same period in 1997, an increase of 285,000 pounds. For the nine months ended September 30, 1998, before taking into account the Company's hedging activities, the Company received $.78 per pound of copper sold compared to $1.09 per pound received for the comparable period in 1997. The copper hedging programs established by the Company resulted in an increase in sales of $969,000 for the nine months ended September 30, 1998 compared to a decrease in sales of $556,000 for the same period in 1997. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $.86 for the first nine months of 1998 compared to $1.06 for the same period in 1997.

Cost of sales per pound of copper was $.64 for the nine months ended September 30, 1998 as compared to $.55 per pound for the same period in 1997. Cost of sales as a percentage of sales increased to 74% as compared to 52% for the same period in 1997 due primarily to lower sales revenues due to the drop in copper prices and to increased depletion, depreciation and amortization.

The Company incurred costs totaling $95,000 associated with general exploration and abandoned properties for the nine months ended September 30, 1998 compared to costs totaling $303,000 for the same period in 1997.

General and administrative costs ("G & A") decreased $829,000 to $2,109,000 for the nine months ended September 30, 1998 compared to $2,938,000 for the nine months ended September 30, 1997. Salaries and related payroll tax and benefit costs were reduced due to the closing of the Dayton office, as were rent and utilities. Reductions in professional fees and public relations costs also contributed to the decrease in G & A costs.

Interest and other income increased for the nine months ended September 30, 1998 compared to the same period in 1997 due to additional funds available for investment in early 1998. Interest expense and amortization of debt issuance costs decreased for the nine months ended September 30, 1998 compared to the same period in 1997 due to smaller debt balances outstanding in 1998 as a result of debt paydowns in 1997 and 1998. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar ("A$") compared to the U.S. dollar ("US$"). Due to the strong US$, the company recorded a $1,180,000 loss on forward currency exchange contracts for the first nine months of 1998 compared to a loss of $1,053,000 for the same period in 1997 and a loss of $261,000 on foreign currency transactions for the nine months ended September 30, 1998 compared to a gain of $212,000 for the same period in 1997. The Company recorded a gain of $281,000 for the nine months ended September 30, 1997 on marking its copper swap and call option contracts to market. The Company had no copper swap or call option contracts outstanding in 1998.

The results of operations for the nine months ended September 30, 1997 included a $1,900,000 provision for income taxes in Australia due to the profitable operations of the Girilambone Copper Property. Due to losses at this property and to adjustments related to income taxes provided in prior periods, the Company recorded a $1,200,000 income tax benefit for the nine months ended September 30, 1998.

The Company recorded net earnings of $1,370,000 for the three months ended September 30, 1998 compared to net earnings of $437,000 for the same period in 1997. Operating earnings for the three months ended September 30, 1998 totaled $516,000 compared to operating earnings of $1,372,000 for the comparable period in 1997. The Company's share of copper sold for the three months ended September 30, 1998 totaled 4,328,000 pounds compared to 4,282,000 for the same period in 1997. For the three months ended September 30, 1998, before taking into account the Company's copper hedging activities, the Company received $.76 per pound of copper sold compared to $1.03 per pound received for the comparable period in 1997. The copper hedging programs established by the Company resulted in an increase in sales of $513,000 for the three months ended September 30, 1998 compared to a decrease in sales of $29,000 for the same period in 1997. Including the impact of the copper hedging programs, the Company realized a net average selling price per pound of $.88 for the three months ended September 30, 1998 compared to $1.06 for the same period in 1997.

Cost of sales per pound of copper was $.60 for the three months ended September 30, 1998 as compared to $.54 per pound for the same period in 1997 and cost of sales as a percentage of sales increased to 69% as compared to 52% for the same period in 1997 due primarily to lower sales revenues due to the drop in copper prices and to increased depletion, depreciation and amortization.

The Company recovered costs totaling $93,000 associated with abandoned properties for the three months ended September 30, 1997. There were no such recoveries for the three months ended September 30, 1998.

G & A decreased $145,000 to $670,000 for the three months ended September 30, 1998 compared to $815,000 for the three months ended September 30, 1997. Salaries and related payroll tax and benefit costs were reduced due to the closing of the Dayton office, as were rent and utilities. Reduction in professional fees and public relations costs also contributed to the decrease in G & A costs.

Interest and other income decreased for the three months ended September 30, 1998 compared to the same period in 1997 due to additional funds available for investment in 1997. Interest expense and amortization of debt issuance costs decreased for the three months ended September 30, 1998 compared to the same period in 1997 due to smaller debt balances outstanding in 1998 as a result of debt paydowns in 1997 and 1998. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar ("A$") compared to the U.S. dollar ("US$"). Due to the strong US$, the Company recorded a loss of $350,000 on forward currency exchange contracts for the three months ended September 30, 1998 compared to a loss of $474,000 for the same period in 1997and a loss of $1,000 on foreign currency transactions for the three months ended September 30, 1998 compared to a gain of $124,000 for the same period in 1997. The Company recorded a loss of $101,000 for the three months ended September 30, 1997 on marking its copper swap and call option contracts to market. The Company had no copper swap or call option contracts outstanding in 1998.

The results of operations for the three months ended September 30, 1997 included a $500,000 provision for income taxes in Australia due to the profitable operations of the Girilambone Copper Property. Due to losses at this property and to adjustments related to income taxes provided in prior periods, the Company recorded a $1,200,000 income tax benefit for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash at September 30, 1998 was $201,000 compared to $3,351,000 at December 31, 1997. Cash of $7,785,000 was provided during the nine months ended September 30, 1998 by the Company's operating activities compared to $3,162,000 for the same period in 1997. During the nine months ended September 30, 1998, the Company expended cash to fund exploration and development activities totaling $5,811,000 compared to $3,363,000 for the same period in 1997 of which $805,000 related to properties near Girilambone, $705,000 related to the Tabar gold project, $3,988,000 related to the Ramu project, with the remaining $313,000 expended for other projects. The Company expended $3,430,000 for its share of deferred costs associated with ore under leach at Girilambone for the nine months ended September 30, 1998 compared to $3,100,000 in 1997. During 1997, the Company borrowed $3,071,000 from two lenders. The Company made principal payments totaling $1,383,000 during the nine months ended September 30, 1998 under various financing agreements compared to $4,073,000 in 1997.

On July 3, 1997 the Company completed the closing of an offering in Canada (the "Canadian Offering"). The Canadian Offering consisted of the sale of 2,460,000 Units consisting of one common share and one-half of one purchase warrant (the "Warrant"). Each full Warrant entitled the holder to purchase one of the Company's common shares at C$9.00. The Warrants expired in July, 1998. The Company received gross proceeds totaling $12,300,000 (C$16,974,000) and after payment of commissions and legal fees, received net proceeds totaling $10,968,000 (C$15,150,000).

The Company is in the exploration phase of all its projects except Girilambone. Additional efforts on all exploration projects will be required to determine the extent to which they will be commercially viable and whether the deferred exploration costs ultimately will be realized. If commercially viable resources are identified, the Company will have to seek external sources of financing to fund development of these resources. The Company has negotiated an amendment to its current debt agreement to provide additional working capital of up to $2,121,000 through the first quarter of 1999. The Company is also pursuing other sources of financing including equity financing and project financing.
Due to the current state of the mining industry, there can be no assurance that the Company will be able to secure such financing. In the event that additional financing is not obtained, the Company may be required to seek additional partners or curtail exploration and development activity until such time as the Company can secure financing.

YEAR 2000 UPDATE

In January 1998, the Company initiated the Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers and external services to ensure that they are taking appropriate action to remedy their Year 2000 issues.

The Company is in the process of purchasing Year 2000 compliant accounting software. The Company believes the purchase and installation of this software will be completed by September 30, 1999. The Company's local area network and PC hardware and non-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, are currently being assessed for Year 2000 readiness. Management expects to have substantially all of the system and application changes except for the accounting software, completed by January 1999 and expects to complete testing of substantially all systems and applications by June 30, 1999.

The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or it's revenues in the event that the systems fail to operate in the Year 2000. A contingency plan to replace any non-compliant systems has been developed. If the conversion to Year 2000 compliant accounting software is not complete by December 31, 1999, the Company may be able to use compliant spreadsheet software until the accounting software is operational. A decision regarding the contingency plan will be made by June 30, 1999.

The computer systems at the Girilambone copper mine, which provides substantially all of the Company's revenue, has been reviewed for Year 2000 compliance. Preliminary results appear positive and the final results and recommendations are expected to be addressed by the end of 1998. The Company will continue to monitor the operation at Girilambone to ascertain whether it has attained Year 2000 compliance.

The Company is maintaining communications with material third parties and has received notification from its building manager, its bank, the NASDAQ and the Toronto Stock exchanges and other external services indicating their expectation to be Year 2000 compliant. Further, the Company is preparing surveys for distribution to its customers, major vendors and other material external service providers to ascertain their state of Year 2000 readiness. It is anticipated that these surveys will be completed and distributed on or about December 15, 1998. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

The estimated total cost of Year 2000 testing and compliance is expected to be approximately $50,000, which includes costs related to the purchase and conversion to Year 2000 compliant accounting software. No costs directly related to the Year 2000 issue have been incurred to date. The costs of the project and the expected completion dates are based on management's best estimates.

PART II.  OTHER INFORMATION


   ITEM 1-5.  NOT APPLICABLE

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K.

        Exhibit No.          Description
        -----------          -----------
            27           Financial Data Schedule

   (b) There were no reports filed under Form 8-K during the quarter ended September 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NORD PACIFIC LIMITED


November 13, 1998                      By: /s/   Ray W. Jenner
                                          -------------------------------
                                                 Ray W. Jenner
                                                 Vice President Finance
                                                 and Authorized Officer