Form 10-K405
period 1998-12-31
NORD PACIFIC LIMITED
filed 1999-04-01
CIK 843296

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

(Mark One)

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
       SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

                                  OR

  ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________

     Commission file Number 000-19182

                         Nord Pacific Limited
        (Exact name of registrant as specified in its charter)

    New Brunswick                             Not Applicable
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

40 Wellington Row, Suite 2100, Scotia Plaza
Saint John, New Brunswick                          E2L 4S3
(Address of principal                             (Zip Code)
executive offices)

Registrant's telephone number, including area code: (506) 633-3800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock No Par Value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X     No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)

Aggregate market value of voting stock held by non-affiliates based on the average of NASDAQ bid and asked quotations of $.625 on March 23, 1999, was $5,473,838.

The number of common shares outstanding as of March 23, 1999 was 12,960,803.

                  DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement to be dated on or about April 30, 1999.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

     Nord Pacific Limited (the "Company"), is engaged in the production of copper and in the exploration for gold, copper, nickel, cobalt and other minerals in Australia, Papua New Guinea ("PNG"), North America and Mexico. As used herein the term "Company", unless the context indicates otherwise, includes all subsidiaries.

     The Company was organized in Bermuda in 1988 for the purpose of acquiring all of the assets, subject to the liabilities, of two limited partnerships (the "Partnerships"). The Partnerships and Nord Resources Corporation ("Resources") owned the venture interests in Nord-Highlands Mineral Venture-I, a California joint venture ("Nord-Highlands"). On April 2, 1990, the Partnerships transferred all of their assets, subject to their liabilities, to the Company in exchange for common shares of the Company and Resources relinquished all rights it had in Nord-Highlands. The Partnerships then immediately dissolved and liquidated and distributed the shares of the Company to their respective limited partners. The Company, and its wholly-owned Bermuda subsidiary, Nord Gold Company Limited, own 100% of the interests in Nord-Highlands, which is the exploration and development arm of the Company in Australia, PNG and other areas of the South Pacific. All activities of the Company in the United States are carried out by Hicor Corporation, a wholly owned Delaware subsidiary. Exploration activities in Mexico are carried out by Compania Minera Nord Pacific de Mexico S.A. de C.V., a controlled Mexican subsidiary.

     In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada. The effective date of the continuance was September 30, 1998.

     The Company is currently owned approximately 28.5% by Resources, a Delaware corporation organized in 1971 and listed on the New York Stock Exchange.

     The Company's principal offices are located at 40 Wellington
Row, Suite 2100, Scotia Plaza, Saint John, New Brunswick, Canada, E2L 4S3, telephone number (506) 633-3800. The US subsidiary of the Company, Hicor Corporation, maintains offices at 201 Third Street, NW, Suite 1750, Albuquerque, New Mexico 87102, telephone number (505) 241-5820.

     The Company currently owns a 40% interest in the Girilambone Copper Mine which has been in production since May 1993 and a 50% interest in the Girilambone North Copper Mines which have been in production since July 1996. The Company also owns a 50% interest in the Tritton Copper Project ("Tritton"), a 100% interest in the Tabar Islands Gold Project ("Tabar"), a 35% interest in the Ramu Nickel-Cobalt Project ("Ramu"), all of which are considered to be in the development stage, and various interests in certain exploration properties.

     An independent technical review of the Company's mining and exploration properties, dated February 24, 1997, was prepared by Watts, Griffis and McOuat Consulting Geologists and Engineers, of Toronto, Canada, in connection with a public equity issue in Canada completed in July 1997. A feasibility study on Tritton, conducted by Ausenco of Brisbane, Australia, was completed in October, 1998. A feasibility study on Ramu, conducted by Fluor Daniel Pty Ltd of Brisbane, Australia and HA Simons Limited of Vancouver, B.C., Canada, was also completed in October, 1998. Certain information contained in this report has been derived from these sources. Unless indicated otherwise, all amounts in this report are presented in US dollars.

Girilambone and Girilambone North Copper Mines, New South Wales,
Australia

     The Girilambone project consists of three separate joint ventures with Straits Mining Pty Limited ("Straits"). The Company has 40% and 50% interests in two mining joint ventures and a 50% interest in an exploration joint venture.

     The Girilambone and Girilambone North Copper mines are located approximately 625km (390 miles) northwest of Sydney, New South Wales ("NSW"), Australia. The project area consists of mining leases, exploration licenses and surface rights owned by the Company and Straits. The mining leases are for terms of twenty-one years and expire on August 5, 2013 at Girilambone and on January 13, 2017 at Girilambone North. The exploration licenses are generally for terms ranging from two to five years and are renewable based upon compliance with certain conditions. The properties are accessed by paved highway from the town of Nyngan, NSW. Power is supplied by a private NSW power agency on commercial terms.

     The Girilambone area lies toward the northern end of the Lachlan Fold Belt, a large region of Paleozoic rocks which can be traced from eastern Victoria to northern NSW. A substantial proportion of metal production by those states has been derived from this belt which hosts a number of significant base metal mines. In the mine area, the dominant rock types include quartzite and chlorite schists. Copper mineralization occurs within a quartzite horizon and in enclosing schists of the Ordovician Girilambone Beds. A leached oxidized ore zone lies over secondarily enriched chalcocite-dominated ore. This grades into a primary sulfide zone at depth.

     Mineralogy consists of malachite and copper oxide minerals in the oxidized upper part of the orebodies, malachite/chalcocite in the middle of the orebodies and chalcopyrite in the underlying primary sulfide zones. Native copper occurs in both the oxide and chalcocite zones.

     The mines produce high purity cathode copper from open pits using heap leaching and the solvent extraction-electrowinning ("SX-EW") process. Mine operations are managed by the Girilambone Copper Company, a joint venture company owned by the Company and Straits.

     Construction of the Girilambone Copper Mine was completed in May 1993. Total capital costs including working capital were approximately $26,000,000. The mine was originally designed to produce approximately 14,000 metric tonnes ("tonnes" = 2,204.60 pounds to a tonne) or approximately 31 million pounds of high purity copper each year for six years from inception. Subsequently, additional orebodies were discovered at Girilambone North and the reserves re-calculated, projecting a total estimated project life of eight years at higher production rates, as described below. The Girilambone Copper Mine involves open pit mining of oxide and chalcocite ores followed by crushing and stacking on leach pads and SX-EW processing.

     In 1994, a Stage 1 plant upgrade was undertaken by the Company, which allowed the processing of greater volumes of heap leach solutions to provide more flexibility in achieving production goals. In 1995, the Company undertook a Stage 2 plant expansion. The expansion increased electrowinning capacity by 15% and included the construction of a third leach pad which allowed the Company to take advantage of seasonally higher-grade leach solutions. The water supply was also expanded.

     In June 1996, following successful field tests, forced aeration of heaps containing chalcocite, the main copper sulfide ore, was introduced resulting in a significant increase in the rate of copper leaching. Largely as a consequence of heap aeration, copper production at Girilambone has increased significantly and since mid-1996 the plant has operated at a capacity in excess of 17,000 tonnes per annum (37.5 million pounds) of copper.

     Mining activities ceased at Girilambone's Murrawombie pit in July 1997, due to the exhaustion of ore reserves. Ore mined from Murrawombie has been stacked on heaps for leaching. Copper will continue to be derived from these heaps over the next year.

     Mining activities by the Girilambone North Mining Joint Venture commenced at the northern pits in May 1996. Mining of oxide copper ore has been conducted from the North East and Hartmans Pits. Pre-stripping began at the Larsens Pit in August 1998, and it is anticipated that ore will be accessed in April 1999.

     Copper production from both Girilambone and Girilambone North in 1998, at 17,565 tonnes (39 million pounds), was essentially the same as in 1997 (17,702 tonnes), and 7.9% greater than in 1996. In 1999, copper production is forecast to be approximately 15,100 tonnes. This forecast reduction is due to the gradual depletion of the ore bodies. Total copper production from both projects through December 31, 1998 was 82,425 tonnes.

     Estimated life-of-mine open-pittable, mineable copper ore reserves at Girilambone North at December 31, 1998 are shown in the following table. The combined proven/probable reserves were determined by Girilambone Copper Company. No metallurgical recovery factors have been applied.

                      GIRILAMBONE NORTH RESERVES
                       Proven/Probable Reserves

                                                     Contained
                                          Copper       Copper
                               Tonnes      Grade     (thousand
                              (million)      %        tonnes)
     North East Pit             0.453      1.02         4.618
     Hartmans Pit               0.332      0.73         2.425
     Larsens East Pit           1.193      1.26        14.997
                                -----      ----        ------
     Total Ore Reserves         1.978      1.11        22.041

    Ore from Girilambone North (North East, Hartmans, and Larsens East pits) are expected to be mined at a 0.4% copper cut-off. Heaps are expected to be leached to a residual and non-recoverable fixed copper grade of 0.15%. As a result, recoverable copper from the proven/probable reserves will be less than the contained copper amounts disclosed above.

     The heaps are estimated to contain 7,189,310 tonnes of ore under leach, containing an estimated 27,832 tonnes of copper. Stockpiles are estimated to contain an additional 3,568 tonnes of copper metal. The total copper contained in ore, heaps, stockpiles and in solution at December 31, 1998 is estimated to be 55,381 tonnes (123 million pounds), supporting operations for an estimated two and one-half years.

     In addition to copper ores, material containing low-grade gold mineralization has been mined and is being stockpiled separately for possible processing at a later date. At current gold prices, processing of this material is not economic.

Girilambone Financing Agreement

     The Company had $3,000,000 of debt outstanding at December 31, 1998 under a financing agreement with the Bank of Western Australia Ltd. ("BankWest") which originally provided a $10,000,000 facility to fund the Company's share of the development costs of the Girilambone Copper mine. The financing agreement allows an additional $600,000 drawdown after December 31, 1998. The loan bears interest at Singapore InterBank Offered Rate ("SIBOR") plus 1.5% (6.9% at December 31, 1998). This facility is required to be repaid quarterly beginning September 30, 1999, in installments being the greater of the amount required to reduce the outstanding amount in accordance with a schedule of maximum outstanding amounts at each repayment date or 50% of available cash flow. The facility terminates on June 30, 2000.

     Under the agreement, all cash proceeds generated from Girilambone operations are required to be deposited with the lender to be used to pay any costs and expenses related to the project, bank fees, interest and principal and to fund a reserve account with the lender. Any remaining proceeds are available, at the lender's discretion, for use by the Company. As collateral on the loan, Bank West holds a security interest in the Australian assets of the Company including the Company's share of the assets of and production from the Girilambone and Girilambone North mines.

Copper Sales

     The Company sells its copper production under contract through a marketing agent. In 1998 sales of $13,807,000 were made under contract, primarily to two Australian consumers, Metal Manufactures Limited and Crane Enfield Metals Pty Ltd, at a price which is at a set premium to the prevailing London Metals Exchange price at the time the copper is delivered. The contracts are intended to be evergreen contracts that are rolled over annually and for 1999 are for a minimum of 99% of budgeted production. The loss of either or both of these consumers should not have any material adverse effect on the Company because of the ongoing demand for the copper produced at Girilambone.

Copper Hedging Agreements

     The Company has entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed cost of $.75 per pound, representing approximately 75% of the Company's share of budgeted production through December 31, 1999. Contracts totaling 992,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $.75 per pound for this hedged production.

     Sales for the years ended December 31, 1998, 1997 and 1996 include $1,616,000 of gains, $54,000 of losses and $1,058,000 of gains, respectively, that were realized in settlement of copper hedging contracts.

Foreign Currency Forward Exchange Contracts

     The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1998, the Company recognized a loss of $606,000 compared to a loss of $2,399,000 in 1997 and a gain of $497,000 in 1996 on these contracts. Outstanding contracts at December 31, 1998, total $15,750,000 and mature in monthly installments of $750,000 at an average exchange rate of A$1.00 = US$.742.

Girilambone Exploration

     The Company and Straits each own a 50% interest in exploration licenses covering approximately 4,105 square kilometers surrounding the Girilambone and Girilambone North mines and beneath the Girilambone open pit. The Company is managing an exploration effort to identify additional reserves at Girilambone for treatment through the existing SX-EW treatment plant at Girilambone.

Tritton Copper Project

    The Tritton Copper Project ("Tritton") is located twelve miles southwest of the Girilambone mine in north central rural New South Wales, Australia. The Tritton deposit is a sulphide copper deposit consisting mainly of massive pyrite and chalcopyrite. The deposit also includes minor amounts of gold and silver.

    Tritton is owned 50% by the Company and 50% by Straits Mining Pty Ltd ("Straits") (collectively "the Venturers") as part of the Company managed Girilambone Exploration Joint Venture ("GEJV"). The Company and Straits propose forming a mining joint venture for the development of Tritton.

Geology

    The geology at Tritton comprises a moderately folded sequence of lower greenschist facies pelitic schists, mafic schists, shales, greywackes and quartzites. The ore body consists of two approximately tabular bodies of massive sulfide mineralization emplaced along a shear and in a brittle fracture within quartzite. Four higher grade thickened lenses of mineralization containing the majority of the ore resources in the two uppermost lenses, have been intersected in exploration drill holes.

Mineralogy

    Tritton is a structurally controlled, sediment hosted, copper deposit. Two distinct and separate zones of mineralization, termed the "Upper Zone" and the "Lower Zone," are evident within the ore body. The principal minerals throughout the Tritton orebody are pyrite, chalcopyrite and quartz.

    The Upper Zone mineralization almost entirely hosted by the main quartzite unit. The sulphide is generally massive pyrite and chalcopyrite. A 30 metre thick, high-grade lens in the center of the Upper Zone contains banded and massive chalcopyrite with minor banded bornite and comprises the uppermost high-grade thickened lens. The massive sulphide in the Upper Zone has a weakly banded appearance with alternating pyrite and chalcopyrite rich layers.

    The Lower Zone contains the remaining three higher-grade thickened lenses. It occurs structurally below the main quartzite unit and is generally hosted in a green crenulated chlorite sericite schist with moderate quartz veining. The Lower Zone mineralization differs from the Upper Zone, as it is generally not hosted by "quartzite". In general, the Lower Zone consists of massive sulphide at the top of the mineralization, banded sulfides centrally within the mineralization, and stringery chalcopyrite near the base of the mineralization.

    Based on the ore mineralogy, there are no obvious variations within the Tritton orebody, that indicate that different ore types exist, other than the presence of bornite in the Upper Zone. The only obvious characteristic of the orebody is a gradual decrease in the copper head grade with depth, which is accompanied by an increase in the sulfur/copper ratio in the ore as the amount of copper mineralization decreases relative to pyrite.

    Three exploration drilling programs were conducted on the Tritton deposit from 1995 through 1997. At the conclusion of these programs, a total of 40,549 metres of open-hole and reverse circulation pre-collar holes, 32,854 metres of NQ diamond drilling and 619 metres of NAVI drilling had been completed.

Mineral Resources

    Total resources have been defined by Snowden Associates Pty, Ltd ("Snowden"), independent mining industry and resource estimation consultants, to a depth of 1,030 metres below the surface as follows:




    Resource        Tonnes     Cu     Au     Ag     Density
 Classification   (million)     %     g/t    g/t      t/m3

    Measured         2.82     3.89   0.25   11.60     3.44
    Indicated        3.07     2.90   0.24   10.50     3.35
    Inferred         4.99     2.28   0.18   10.50     3.36

    Shortly after commencement of exploratory and resource drilling, evaluation of the deposit began. This evaluation included, among other activities, characterization of the ore, mineralogy, ore microscopy, metallurgical characteristics and testwork, environmental permitting and preliminary mining studies.

Feasibility Study

    As a consequence of favorable results obtained during the preliminary work, a feasibility study was commissioned by the Venturers and was completed in 1998. This feasibility study was prepared by independent, third party consulting firms. Ausenco Ltd of Brisbane, Queensland, was responsible for the overall preparation and coordination of the study.

    The Tritton mine is proposed to be developed by underground mining methods using ramp access to develop the Upper Zone of the deposit. Ore would be mined at a rate of 660,000 tonnes per annum ("tpa") by retreat uphole benching and room and pillar methods. Ore would be trucked to the surface, crushed, milled in a grinding circuit and processed in flotation cells for the recovery of a marketable concentrate. Concentrates would be shipped to a smelter for sale. As an alternative to shipment to a smelter, the Venturers are investigating the processing of copper sulphide concentrates on site in order to produce cathode metal at the GCC SX-EW facility.


     Economic results are based upon mineable reserves from the upper zones of the deposit. Additional resources below 1,030 metres are not included in these reserves, but were studied as part of a larger project (the "Extended Case"), which assumes that the Lower Zone resources will be converted to mineable reserves with additional drilling. The Extended Case anticipates that a shaft would be installed in the fourth year of production and that production at the mine would be increased to slightly more than one million tpa.

Reserves

     The following reserves were estimated by Gemmel Mining Engineers, independent mining consultants. After applying dilution and mining recovery factors to the provided resource, along with estimated economic costs, the reserves have been estimated as follows:

 Proven reserves:    2,498,000 tonnes at 3.51% Cu, 0.23 g/t Au, 10.4 g/t Ag

 Probable reserves:  2,112,000 tonnes at 2.69% Cu, 0.24 g/t Au,   9.7 g/t Ag

 Total reserves:     4,610,000 tonnes at 3.14% Cu, 0.23 g/t Au, 10.1 g/t Ag

Permitting and Approvals

     Various approvals, including development consent, mining lease, pollution control, pipeline road crossing and water licenses, will be required before any activities can commence at Tritton. The Company does not anticipate that it will encounter any major problems in obtaining the necessary operation permits and approvals.

Development and Mining Lease Applications

    On June 29, 1998, the Company submitted a Development Application to the New South Wales Department of Urban Affairs and Planning. On August 8, 1998, a mining lease application (the "MLA") was submitted. The MLA covers an area of 14km2. This is sufficient to contain any likely extensions to the Tritton resource to 2,000 m below the surface. Advertisements for Native Title purposes and public objections were run on September 10, 1997. No Native Title claims or objections were lodged within the compulsory 60-day waiting period. The granting of the mining lease is dependent upon the success of the Development Application. The Company anticipates that the mining lease and development consents will be issued in the first half of 1999.

The Tabar Islands Gold Project

     The Tabar Islands, which include the islands of Simberi, Tabar, Tatau and Mapua, are located in PNG approximately 150 km north of Rabaul and 80 km northwest of Lihir Island, the site of a major gold deposit operated by Rio Tinto Ltd.

     The Company holds an exploration license over these islands and a mining lease was granted in December 1996, over the eastern part of Simberi Island. The mining lease is for a twelve-year period expiring December 3, 2008 and the renewable exploration license is for a two-year period expiring June 5, 1999.

     Over the past 15 years, approximately $34,000,000 has been spent by the Company and its former co-venturers on exploration of the islands. Twenty-one prospects have been identified, of which five, all located on Simberi Island, have been substantilly drill tested.

     In 1993, the Company acquired the interests of Kennecott and Niugini Mining for cash payments totaling A$1,000,000 (US$728,000). An additional A$1,000,000 (US$612,000 at the December 31, 1998 exchange rate) will be payable to them within two years after the issuance of a "Special Mining Lease" to the Company by the PNG government. A Special Mining Lease is issued on large projects of national importance. Further, Kennecott and Niugini Mining have the option to re-acquire 50% of the project if feasibility studies indicate that the production from the mine could total 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of the Company's expenditures on the mine area from July 1994 to the date the option is exercised. Expenditures from July 1994 through December 31, 1998 totaled approximately $12,100,000.

Geology

The Tabar Islands lie at the northwestern extremity of a belt of islands some 300 kilometers long, which include the Lihir, Tanga and Feni Island groups. They are comprised largely of alkaline and undersaturated volcanics, lavas, and intrusives. The chain becomes younger towards the south-east, with the oldest volcanics of Miocene age occurring on Simberi, the northern-most island and the youngest of Holocene age on Feni, the southern-most island in the chain. In the Tabar Islands, raised Quaternary coral reef platforms surround steep sided volcanic plateaus, particularly on Simberi and Tatau Islands. These plateaus are generally 120 to 300 metres above sea level and are often fringed by Miocene to Pliocene raised limestone reefs.

     The epithermal gold prospects are developed in altered volcanoclastics and lavas, where the distribution of gold is structurally controlled. Gold occurs in both the oxide zone, which is generally in the order of 15 to 45 metres thick, and in the sulfide zone. The gold mineralization on Simberi Island is associated with irregularly distributed breccia zones while on Tatau and Tabar
Islands, gold is associated with structurally controlled quartz veining and is often accompanied by anomalous base metals.

     A major exploration and drilling program was completed in 1997 aimed primarily at oxide and sulfide gold deposits on Simberi, and gold/copper targets on Tatau and Tabar Islands. Exploration in 1998 was minimal with resource evaluation being the main priority.

     In 1997 an exploration program consisting of geophysics, 15,800 metres of reverse circulation drilling and 5,500 metres of diamond core drilling was carried out.

Mineral Resources

     In May 1998, revised resource estimates for Simberi resulting from this drilling program were released as follows:

               Total Simberi Oxide and Sulfide Resources


                                          Million        Gold Grade
  Mineralization   Resource Category      Tonnes       (Grams/Tonne)

                      Measured and
      Oxide            indicated           10.7             1.25

      Oxide             Inferred            9.0             1.1

     Sulfide            Inferred            9.3             2.5

      Total                                29.0             1.6


     Based on these revised resource estimates, the Company engaged Snowden to identify new economic pit shells using Whittle pit optimization software and current economic parameters. The new mineable oxide material contained within these pit shells is shown in the table below.


     Simberi Oxide Reserves and Resources Inside Optimized Pit Shells

                                                                                     Total
                       Proven/Probable Reserves     Inferred Resources    Waste    Resources
Pit Name              Tonnes    Gold        Gold     Tonnes   Gold        Tonnes     Tonnes
                       000t      g/t       Ounces     000t     g/t         000t       000t

South Samat             142      5.23      23,879                            3         145
North Samat             141      3.66      16,642                          0.6         142
East Samat              156      1.96       9,847                            2         158
Pigiput                 479      1.43      22,020                           21         500
Botlu                   888      1.46      41,760                           30         917
Pigibo                                                1,156    1.11         90       1,247
Sorowar                2,970     1.43      136,508                         154       3,124
                       -----     ----      -------    ------   ----        ---       -----
Totals                 4,776     1.63      250,656    1,156    1.11        300       6,232
                       =====     ====      =======    ======   ====        ====      =====

     For all deposits except Pigibo, the resources are in the proven/provable category. It has been assumed for mine planning purposes that if the Pigibo resource is converted to a reserve it will be mined last, after financing for the project has been repaid.

     A feasibility study (the "Simberi Feasibility Study") on the development of the oxide reserves and resources was completed in 1996 by Lycopodium Pty. Ltd. of Perth, Western Australia, and identified mineable oxide reserves of 217,800 ounces. On the basis of additional exploration in 1997, revised reserve estimates completed in 1998 have increased the reserves to amounts shown in the table above.

       The Company has relied on the Simberi Feasibility Study but has updated it by incorporating the new resources and by making relatively small changes to the development plan. This evaluation of the Simberi oxides projects a mine life in excess of six years producing approximately 40,000 ounces of gold per year at an average estimated cost of $173/ounce. Estimated recovery from these reserves and resources is expected to be 91%. Capital costs to achieve production are estimated to be $16.8 million and firm quotes for construction are being obtained. A review of the updated feasibility results is being completed by independent engineers. It is anticipated that this review will be completed during the first half of 1999.

     During 1998, exploration programs within the mining lease on Simberi Island were reduced and no drilling was undertaken. No exploration was undertaken in 1998 within the Exploration License areas on Simberi, Tabar, Tatau and Mapua Islands.

Ramu Nickel-Cobalt Project

     The Ramu Nickel-Cobalt Project ("Ramu") is located 75 km south-southwest of Madang in the Madang Province of PNG. Ramu is owned in joint venture 65% by Ramu Nickel Limited ("RNL"), a wholly owned subsidiary of Highlands Pacific Limited ("HPL") and 35% by the Company. The State of PNG has issued four exploration licenses covering the Ramu exploration area. These exploration licenses are held by RNL in trust 65% for the benefit of HPL and 35% for the benefit of the Company.

     The government of PNG has the right to acquire an interest of up to 30% in Ramu for an amount equal to the pro-rata accumulated exploration expenditures at the time a development decision is made. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its interest in the project. Eastern Pacific Mines, Ltd. may elect within 180 days of receiving details of any proposed commercial development of Ramu to participate in such development up to a 10% interest by paying its share of those development costs. Each current joint venture partner's interest in Ramu would be reduced proportionately if either party exercises its right to participate in the development.

     In June 1997, Fluor Daniel Pty Ltd and HA Simons Limited ("Fluor-Simons"), independent mining engineers, were commissioned to prepare a feasibility study for the development of the Ramu deposit. This study was completed in November 1998.

Feasibility Study Results

     The feasibility study projects that nickel metal will be produced at a cash cost of approximately US $1.38/lb before cobalt credits.
Net of cobalt credits (at cobalt price of $10/lb), nickel is projected to be produced for a cash cost of approximately $0.41/lb. These cash costs are projected to place production from Ramu in the lowest decile of the world nickel cost curve. Based on a 20 year mine life, the full cost, excluding financing charges, is approximately US $0.99/lb of nickel, net of cobalt credits.

     Ramu is designed to produce an average of 32,800 tonnes of London Metal Exchange Grade 1 cathode nickel and 3,200 tonnes of cobalt in the form of a pure cobalt salt annually. The ore reserves used in the feasibility study are estimated to support a mine life of 20 years.

     Ramu's development is estimated to cost $838 million, including mining and processing facilities projected to cost approximately
$616.5 million and supporting infrastructure costs projected to cost approximately $221.5 million.

     Mining trials undertaken at the Kurumbukari mine site, process pilot plant studies and related investigations have confirmed that Ramu project design, proposed flowsheet and unit specifications are consistent with precedent technologies. The studies have been completed to a detail level which was designed to achieve an overall cost estimation accuracy of +15% to -7.5%.

Location and Existing Infrastructure

     The Ramu proposed mine site at Kurumbukari is located some 75-km south-southwest of Madang in the Madang Province of Papua New Guinea. The proposed mine site lies on the south-western side of the Ramu Valley some six km south of the Ramu River. The site is undulating and is at an average elevation of 700 metres above sea level. The closest town is Usino on the north side of the Ramu Valley.
Currently, the proposed site can be accessed in dry weather by a track connecting to the Madang to Lae Highway through Brahman, suitable for all wheel drive vehicles. At any other time, the proposed site is accessed by helicopter or by foot.

     It is anticipated that the refinery site will be located at Basamuk, approximately 52-km southeast of Madang and will be accessed by sea through a well-protected natural harbor. A 95-km dry weather track using all wheel drive vehicles will provide a road access to Madang.

     It is anticipated that the limestone quarry will be located some
2.5 km south east of the refinery site.

Geology

     Basement rocks in the Ramu area consist of dunite and gabbro with minor pyroxenites of the Miocene age, Marum Basic Belt. Periodic uplift has occurred along major northwest, southeast trending structures related to the Ramu Markham Graben Fault. This has resulted in an elevated plateau in the Ramu Project area, which has promoted deep tropical weathering and surface laterization.

     The laterite weathering profile averages 10-15 metres in thickness and is enriched in nickel and cobalt. Thickness of the laterite varies locally as a result of active erosion by streams and gullies. The laterite is also deeper along major fractures in the dunite, which promotes downward leaching by surface waters.

     The Ramu deposit is a nickel laterite, which has been drilled over an area of 25 square kilometres. The total resource as estimated by Fluor-Simons is tabulated below:

                           Mineral Resources

       Resource Area           Resource          Grade
                                Million        %       %
                                tonnes      nickel   cobalt

       Kurumbukari                53.8       1.01     0.10
       Ramu west                  28.4       1.04     0.10
       Greater Ramu               61.0       1.00     0.10
       Total resource            143.0       1.01     0.10

     Resource potential has been identified adjoining the resource block, but additional testwork is necessary to define this resource.

     Based on the above resources, proven and probable reserves have been estimated by Fluor-Simons. Proven and probable reserves have been estimated for areas with more detailed drill information after having added internal rock material greater than two mm in diameter back into the resource estimate, and after taking into account mining, dilution, ore loss and the leaving of boulders greater than one meter in diameter in the pit.

                     Proven and Probable Reserves

            Category         Million   % nickel    % cobalt
                             tonnes

       Proved                 39.7       0.88        0.10
       Probable               36.0       0.94        0.09
       Total                  75.7       0.91        0.10

     After removing rocks greater than two mm in diameter, 66,600,000 tonnes of the reserves grading 0.97% Ni and 0.11% Co will be fed to the beneficiation plant.

Mining

     Open cut mining methods will be used to mine 7.9 million wet tonnes of run of mine material per annum, including rocks greater than two mm in diameter. A total of 3.5 million dry tonnes of screened ore will be fed to the beneficiation plant located near the mine for gravity removal of chromite and other heavy minerals and particles coarser than two mm. Following beneficiation, 3.2 million dry tonnes of upgraded ore in wet slurry form containing 38% solids will be delivered to the refinery via a 134-km slurry pipeline.

Processing Overview

A four stage metallurgical process has been developed comprising:

- ore preparation at the Kurumbukari mine site, including ore beneficiation to remove coarse oversize rock and chromite;
- transport of slurried ore 134 km by pipeline from the mine site to the refinery located at Basamuk on the Rai Coast;
- acid pressure leaching to dissolve the nickel and cobalt from the ore for subsequent precipitation as hydroxides, after having added lime; and,
- re-leach of the hydroxides using ammonium sulphate, followed by nickel and cobalt recovery to an enriched solution using solvent extraction. Subsequently, LME grade 1-nickel cathode will be produced by electrowinning and a pure cobalt sulphate will be precipitated.

Permitting and Approvals

     The PNG Department of Mineral Resources will be the primary agent during the permitting and approval process and will manage all mining related issues and assist in obtaining the requisite permits from the Department of Finance, the Department of Labour and the Department of Environment.

     In order to receive the necessary permits and approvals, the Company and its partner will need to submit and receive approval of a proposal for development, be granted a Special Mining Lease, be granted other tenements and leases, execute the requisite agreements and execute a Mining Development Contract. The leases to be acquired include a Special Mining Lease for the Kurumbukari mine area, a mining lease for the limestone quarry area, a lease for mining purposes for the refinery and support facilities and a mining easement for the roadways and pipeline corridor. Development approval is contingent upon Department of Environment approval of the environmental plan, Department of Finance approval of the financing plan and Department of Labor approval of the training and localization plan. Development of the project is subject to the negotiation and execution of a satisfactory Mining and Development Contract with the State of Papua New Guinea, the issuance of a Special Mining Lease by the State of Papua New Guinea and obtaining financing at a cost on terms acceptable to the Company and its partner. While the Company does not anticipate any problems with obtaining the necessary permits and approvals, there can be no assurance that it will do so. Further, there can be no assurance that financing at terms acceptable to the Company and its partner can be secured.

Status of Operating Committee

     Pursuant to the Joint Venture Agreement with HPL, during the exploration phase an Operating Committee consisting of one representative of the Company and one representative of HPL had authority to approve exploration activities and budgets. All votes of the Operating Committee were weighted by the respective ownership interest of each party and, accordingly, HPL controlled the Operating Committee. In January 1999, the Operating Committee adopted a resolution approving the feasibility of profitable commercial development of the project and notified a third party which has an option, exercisable within one hundred eighty (180) days after notice of such approval, to acquire a 10% participation in the project.

     It is the position of the Company and its counsel that the functions and authority of the Operating Committee under the Joint Venture Agreement terminated upon the aforementioned approval by the Operating Committee and all further decisions must be made with the approval of all participants in the project. HPL has disagreed with the Company's position and has purported to have the Operating

Committee adopt a budget for 1999. The Company has informed HPL that such budget and actions taken pursuant thereto are unauthorized and has refused to fund such unauthorized budget.

Other Exploration Properties - Canada and Mexico

Canada

     In 1997, the Company entered into an agreement with Young-Shannon Gold Mines to earn up to a 65% interest in the Chester Gold Project, located north of Sudbury, Ontario. Due to the decline in gold prices experienced in 1997, development of this project has been delayed indefinitely and its carrying value was written off in 1997.

Mexico

     The Company holds two exploration properties in Mexico and is continuing to evaluate the possible acquisition of precious and base metal properties.

Risk Factors

     Risk factors which may have a significant impact on the future performance of the Company or the value of its shares include:

Risk of Loss of Listed Status of Common Shares on The NASDAQ National
Market

     The Company's common shares are currently traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ")
System National Market and on The Toronto Stock Exchange.

     The National Association of Securities Dealers listing requirements requires, among other things, that all issuers of securities listed on the NASDAQ National Market maintain a continued minimum bid price per share of such securities of $1.00. The per share price of the Company's common shares of March 19, 1999, was $.50. There can be no assurances that the per share price of the Company's common shares will rise above $1.00, or that such price can be maintained. A consequence of the failure to maintain a bid price per share of $1.00 may be the de-listing of the common shares from the NASDAQ National Market, which may have a material adverse effect on the market value of the common shares and on the ability of the Company to obtain additional financing.

     The Company received a letter from the staff of the NASDAQ Stock Market dated October 28, 1998, notifying the Company that its common shares had failed to maintain a closing bid price greater than or equal to $1.00 for the prior thirty (30) consecutive trade dates and pursuant to NASDAQ Marketplace Rules, would be subject to de-listing in January 1999 if the Company could not demonstrate compliance with the $1.00 minimum bid price requirement for a minimum of ten (10) consecutive trading days. In November 1998, the Company's common shares traded on NASDAQ with a closing bid price of at least $1.00 per share for at least ten (10) consecutive trading days, but declined to below $1.00 thereafter.

     On January 21, 1999, the Company requested an oral hearing with NASDAQ in regard to this matter. On February 11, 1999, the Company received a formal notice from NASDAQ that its request for continued listing on the NASDAQ National Market will be considered at an oral hearing to be held on March 26, 1999. There can be no assurance that the Company will be able to avoid the de-listing of its common shares from the NASDAQ National Market. However, the Company's common shares will continue to be listed on The Toronto Stock Exchange.

Risks of Low-Priced Stocks

     The Securities and Exchange Commission (the "Commission") has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share, subject to certain exceptions. The following penny stock restrictions will not apply to the Company's common shares if such shares continue to be listed on the NASDAQ National Market, as to which there can be no assurance, or have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. The Company meets both of the net tangible assets and average revenue exemptions and would not be subject to the penny stock rules.

     For any transaction involving a penny stock, unless exempt from such restrictions, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     In any event, even if the Company's common shares continue to be exempt from such restrictions, it will remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's common shares were to become subject to the existing rules on penny stocks, the market liquidity for the Company's common shares could be severely adversely affected.

Risk of Mineral Exploration and Development

     As the primary business of the Company is the exploration for and commercial development of base and precious metals and other minerals, it is subject to the substantial risks inherent in such activities.

Competition, Markets and Regulations

     The mineral industry is extremely competitive. The ability of the Company to develop its projects will depend on obtaining additional financing and on other factors beyond its control.

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

     The Company has in place certain price protection agreements in regards to its share of production from the Girilambone and Girilambone North Copper Mines to reduce the impact of fluctuations in copper prices through December 1999. However, if as a result of a decline in copper prices the Company's realization on future copper sales, after the expiration of the price protection agreements, were to decrease significantly and remain at such level for any substantial period, it might not be economically feasible to continue commercial production at Girilambone and Girilambone North and the Company might, with the consent of its co-venturer, curtail or suspend some or all of its mining activities at these locations.

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

Foreign Exchange Risks

     The Company has mining and exploration operations in several countries. As a consequence, the Company's revenue and costs will be affected by fluctuations in currency rates. The Company has certain forward currency exchange contracts in place in conjunction with its Girilambone Copper Project borrowings intended to minimize the effect of certain of these fluctuations. These contracts mature progressively but any contracts not utilized can be rolled forward until such time as the Company elects to utilize them.

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

Additional Financing Required

     The Company will need additional financing to commercially develop properties such as Tritton, Ramu and Tabar. There can be no assurances that such additional financing will be available in the amounts and at the time necessary to continue exploration on or development of a specific property.

Borrowing Risks

     Interest charges on borrowings incurred by the Company may fluctuate because of many factors. High interest rates could have an adverse effect on the Company's operations.

Employee Risks

     The Company is generally non-unionized and the majority of its employees are employed under contract or, in the case of seasonal field activities, under short-term contract or as casual labor. Approximately 35-40% of staff employed at the Company's Girilambone operations is unionized, all under one union. There have been no labor disputes since mining operations began in 1992, and a new two-year labor agreement was finalized in early 1998 with a nominal expiration date of July 16, 1999. The Company's history of labor relations is excellent and management believes the risk of material adverse effect due to labor unrest is minimal.

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

The Mabo and Wik Decisions

     The decisions of the High Court of Australia in Mabo v. The
State of Queensland (1992) 107 ALR 1 and Wik Peoples v The State of Queensland (1997) 71 ALJR 173 may have an effect on the Australian tenements and real property interests held by the Company. These cases recognized that native title to land in Australia survived the Crown's acquisition of sovereignty. However, the acquisition of sovereignty exposing native title to extinguishment by valid exercise of sovereign power is inconsistent with the continued right to enjoy native title. Where the Crown has validly alienated land by granting an interest that is wholly or partially inconsistent with a continuing right to enjoy native title, native title is extinguished to the extent of the inconsistency. The Wik decision found that on certain pastoral leases not bestowing exclusive rights of occupancy, native title was not extinguished but co-existed with the pastoral rights. Thus native title has been extinguished by the grant of rights to mine or by the conduct of mining operations pursuant to a right to do so. The Company is not aware of any claim having been made nor does it have any reason to believe that any claim will be made in respect of any mining tenements or real property interests held by the Company in Australia as a result of the Mabo or Wik decisions.

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

     Development and mining of minerals requires granting of a mining lease. The procedures and time taken to gain a mining lease vary considerably between the states and territories. In general however, the basis for the granting of a mining lease is demonstration by the applicant that the exploration resource can be economically mined and that operations will comply with environmental guidelines. Foreign investment guidelines must also be satisfied in the granting of mining leases where certain capital threshold amounts are exceeded.
Currently the threshold for mining projects is A$50 million. The foreign investment guidelines generally require 50% Australian ownership, however this can be negotiated or waived. There are no restrictions on repatriation of foreign company income and it is not the policy of Australian governments to take an equity interest in mining developments.

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

     PNG has consistently encouraged exploration for and development of minerals. Development of major mineral projects is affected by two major considerations, namely (1) taxation and royalties and (2) the Government's entitlement to have an equity interest in mineral projects. It is a long-standing PNG Government policy to acquire an option to purchase an equity interest in new major mining ventures; in practice this interest has not exceeded 30% in major mining ventures. The maximum participation by the PNG Government in any particular project, and the terms under which its interest may be obtained, are negotiable and are usually negotiated prior to the issuance of the Special Mining Lease. The PNG Government is not obligated to commit to the exact extent of its participation until a Special Mining Lease is granted. At the present time the PNG Government does not own an interest in any project in which the Company has an interest.

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

     The Government has proposed a 10% value added tax effective July 1, 1999, and a turnover tax of up to 4% for the mining industry.
These taxes are intended to be revenue neutral for the mining industry and will be offset by reductions in provincial taxes and import duties.

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

Environmental

     At December 31, 1998, the Company had reserves of approximately $115,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used;

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

Glossary of Technical Terms:

chalcocite         -  a copper sulfide mineral.

chalcopyrite       -  a copper iron sulfide mineral.

indicated
resource - the estimated quantity and grade of part of a mineralized body for which the continuity of grade, together with the extent and shape, is so well established that a reliable grade and tonnage estimate can be made for a deposit of potential merit.

inferred
resource - the estimated quantity and grade of a mineralized body, or a part thereof, that is determined on the basis of limited sampling, but where there is sufficient geological information and a reasonable distribution of metal values to outline a deposit of potential economic merit.

leaching - a dissolution of mineral components from ore by appropriate chemicals.

laterite - a naturally leached iron and aluminum rich rock, formed at the surface by weathering in tropical conditions.

malachite          -  a green hydrated copper carbonate mineral.

measured
resource - resource intersected and tested by drill holes, underground openings or other sampling procedures at locations which are spaced closely enough to confirm continuity and where geoscientific data are reliably known.

Ordovician         -  a geological period within the Paleozoic Era.

ore                -  material which can be mined and/or treated at a profit.

oxidized zone      -  zone in which sulfides have been altered to
                   oxides by surface waters.

Paleozoic          -  an era of geological time, from 245- 570
                   million years ago.

probable reserve  -  reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, information and a reasonable distribution of metal values are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that of proven reserves, is high enough to assume continuity between points of observation.

proven/probable
reserve - used if the difference in degree of assurance between proven and probable reserves cannot be reliably defined.

proven reserve     -  reserves for which quantity is computed from
                   dimensions revealed in outcrops, trenches, workings of drill holes; grade and/or quality are computed from the results of detailed samplings; and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

ITEM 3.  LEGAL PROCEEDINGS

    On December 2, 1998 MIL Investments, S.A. ("MIL"), derivatively on behalf of Resources brought a civil action in the District Court of Dallas County, Texas, naming as Defendants, the Company, W. Pierce Carson, Edgar F. Cruft, Terence H. Lang, and Hicor Corporation. Counsel for Messrs. Carson, Cruft and Lang removed the case on December 31, 1998 to the United States District Court for the Northern District of Texas, Dallas Division. Together with its Notice of Removal, Messrs. Carson, Cruft, and Lang filed a Motion to Realign Resources as party defendant and, in addition, filed a Motion to Dismiss the case for lack of personal jurisdiction and, alternatively, to transfer venue of the case to the United States District Court for the District of New Mexico at Albuquerque. The Company, Resources and each individual defendant is being represented under a directors and officers liability policy. On behalf of the Company, on January 13, 1999, a Motion to Dismiss the case was filed asserting that the Court lacked personal jurisdiction over the Company and that the Plaintiff had failed to state a claim upon which relief could be granted against the Company. On January 13, 1999 the Plaintiff filed a Motion to Remand the case to the 298th Judicial District Court of Dallas County, Texas, a Motion for Leave to Amend the Complaint and a Response to the Resources Motion to Realign the Parties. All of these Motions are pending and have not been ruled upon by the Court.

    The Plaintiff's Original Petition and Jury Demand sets forth a number of alleged corporate events involving the Company's relationship with Resources, all of which have been approved by MIL's nominees to Resource's Board of Directors. Causes of action are alleged against Messrs. Carson, Cruft, and Lang for breach of fiduciary duties, negligence and gross negligence. The damages sought in connection with those causes of action are stated to be "in excess of the minimum jurisdictional limits of this Court of not more than $50 million" No specific causes of action are alleged against the Company. Nonetheless, a prayer for punitive damages against all defendants is alleged in the amount of $50 million.

    The Company expects to contest the claims vigorously if they are not dismissed for lack of jurisdiction over them by the courts in Texas. The cost of defense is being covered by a policy of insurance.

    An action was instituted on behalf of the Company and Resources in the Supreme Court, New York County on January 15, 1999 seeking a determination that MIL is not entitled to demand representation on the Board of Directors of the Company and that the failure to designate such a representative does not constitute a violation or breach of any of Resource's obligations to MIL. The time within which to respond to that complaint has been extended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
         SHAREHOLDER MATTERS

Market Information

     The Company's common shares are traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "NORPF" and on The Toronto Stock Exchange ("TSE") under the symbol "NPF". The Company's common shares traded on the Australian Stock Exchange ("ASX") from February 28, 1994, until, at the Company's request, it was de-listed on March 5, 1997.

     On February 17, 1997, the shareholders of the Company granted approval for a reverse share split whereby one $.05 par value common share was exchanged for every five $.01 par value common shares.

     The following is the quarterly range of sales prices for the Company's common shares as reported by NASDAQ for 1998 and 1997. The quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The prices have been adjusted to reflect the 1 for 5 reverse split effective March 10, 1997.


   1998 (US$)               High            Low
   1st Quarter              3 1/8           2
   2nd Quarter              3 1/8           2 1/16
   3rd Quarter              2 1/4             9/16
   4th Quarter              1 5/16            9/16

   1997 (US$)               High             Low
   1st Quarter              7 5/8            4 1/2
   2nd Quarter              6 3/4            4 7/8
   3rd Quarter              5 3/8            3 3/4
   4th Quarter              5 1/8            2 3/8

     Following is the quarterly range of stock prices for the Company's common shares as reported by The Toronto Stock Exchange (the "TSE") for July, 1997 (the period the Company was initially listed on the TSE) to December 31, 1998. Per share amounts are reported in Canadian dollars.


    1998 (C$)                 High        Low
    1st Quarter               4.35        3.00
    2nd Quarter               4.25        3.30
    3rd Quarter               3.08        1.10
    4th Quarter               1.75         .85

    1997 (C$)                 High        Low
    3rd Quarter               6.75        5.00
    4th Quarter               7.00        3.75



     Following is the quarterly range of share prices for the Company's common shares as reported by the Australian Stock Exchange until March 5, 1997 when it was de-listed. Per share amounts are reported in Australian dollars. The prices have been adjusted to reflect the 1 for 5 reverse split effective March 10, 1997.


        1997 (A$)             High        Low
        1st Quarter           8.5         6.75


Dividends

     There were no dividends declared or paid in 1998 or 1997 and dividends are not anticipated in the near future. The Company intends to retain earnings to support current operations, to fund exploration and development projects and to repay bank loans.

Shareholders

     As of March 23, 1999, the approximate number of shareholders of record of the Company's common shares was 375.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                   Year Ended December 31
                                                           (In thousands, except per share amounts)


                                                  1998         1997            1996            1995           1994
STATEMENT OF OPERATIONS DATA:
Sales                                          $  13,807    $  16,328       $  16,178       $  14,074      $  11,293
Costs and Expenses:
   Cost of sales                                  10,251        8,696           8,969           7,664          7,289
   Abandoned and impaired projects                    96       14,293             191             352             35
   General and administrative                      2,941        3,827           3,615           3,022          2,735
                                               ----------    ---------      ----------      ----------      ---------
   Total costs and expenses                       13,288       26,816          12,775          11,038         10,059
                                               ----------    ---------      ----------      ----------      ---------

Operating Earnings (Loss)                            519      (10,488)          3,403           3,036          1,234


Other Income (Expenses):
   Interest and other income                         233          357             161             448            697
   Interest                                         (272)        (371)           (406)           (604)          (992)
   Copper contracts gain (loss)                       --          372            (304)             --             --
   Forward currency exchange
      contracts gain (loss)                         (606)      (2,399)            497            (279)         2,535

   Foreign currency transaction gain (loss)         (589)         502            (114)           (378)           515
                                               ----------    ---------      ----------      ----------      ---------
   Total other income (expense)                   (1,234)      (1,539)           (166)           (813)         2,755
                                               ----------    ---------      ----------      ----------      ---------
Earnings (Loss) Before Income Taxes                 (715)     (12,027)          3,237           2,223          3,989

Income Tax Provision                                (740)        2,300           2,620           1,120             --
                                               ----------    ---------      ----------      ----------      ---------
Net Earnings (Loss)                            $      25     $ (14,327)      $     617       $   1,103      $   3,989
                                               ==========    =========      ==========      ==========      ==========
Basic Earnings (Loss) Per Common
   Share                                       $      --     $   (1.31)      $     .06       $     .12      $     .43
                                               ==========    =========      ==========      ==========      ==========
Diluted Earnings (Loss) Per Common
   Share                                       $      --   $   (1.31)      $     .06       $     .10      $     .39
                                               ==========    =========      ==========      ==========      ==========
Dividends Paid Per Share                       $      --    $      --       $      --       $     .05      $      --
                                               ==========    =========      ==========      ==========      ==========
Weighted Average Shares
   Outstanding - Basic                            12,961       10,935          10,053           9,559          9,492
                                               ==========    =========      ==========      ==========      ==========
Weighted Average Shares
   Outstanding - Diluted                          12,961       10,935          11,687          10,705         10,800
                                               ==========    =========      ==========      ==========      ==========

BALANCE SHEET DATA:
  (at year end)
Working capital (deficiency)                   $  (1,303)   $  (1,139)      $  (3,088)      $     (60)      $   4,017
Total assets                                      39,403       40,397          39,741          34,666          32,850
Indebtedness                                       3,000        2,861           5,981           5,430           7,133
Shareholders' equity                              25,339       25,256          24,209          23,460          22,813

U.S. GAAP DATA:
Sales                                          $  13,807    $  16,328       $  16,178              --              --
Net loss                                             (73)      (3,304)         (3,888)             --              --
Net loss per share                                    --         (.30)           (.39)             --              --
Shareholder's equity                              25,339       18,334              --              --              --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties, and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These important factors include, without limitation, the risks and factors set forth herein as well as other risks previously disclosed in the Company's securities filings.

Results of Operations

December 31, 1998 compared to December 31, 1997

     The Company recorded net earnings of $25,000 for the year ended December 31, 1998 compared to a net loss of $14,327,000 in 1997. Copper sold during 1998 totaled 15,922,000 pounds, a 2% increase over 15,600,000 pounds of copper sold in 1997. For the years ended December 31, 1998 and 1997, the Company received an average price of $.76 and $1.05 per pound of copper sold, respectively. The copper hedging programs established by the Company resulted in an increase in sales of $1,616,000 in 1998 compared to a decrease of $54,000 in 1997. Including the impact of copper hedging programs, the Company realized a net average selling price of $.87 for the year ended December 31, 1998 compared to $1.05 realized in 1997. Cost of sales per pound of copper increased to $.65 for the year ended December 31, 1998 compared to $.56 in 1997. The increase resulted primarily from increased depreciation, depletion and amortization as the mine approaches the end of its production life.

     The provision for abandoned and impaired properties decreased to $96,000 for the year ended December 31, 1998 from $14,293,000 in 1997.
Due to the precipitous decline in gold prices during the fourth quarter of 1997, the Company's review of the Tabar Island Gold Project ("Tabar") in PNG indicated that the full carrying value of Tabar was not recoverable at projected gold prices. The Company wrote down the value of this project by $13,381,000 to its estimated fair value of $4,275,000. The Company also wrote off the costs associated with gold projects in Canada ($609,000) and Mexico ($303,000). The Company wrote off exploration costs of $96,000 in Mexico in 1998.

     General and administrative expenses decreased for the year ended December 31, 1998 to $2,941,000 from $3,827,000 primarily due to decreases in salaries, public relations costs and overhead charges.

     Interest and other income decreased for the year ended December 31, 1998 compared to 1997 due to reduced funds available for investment. Interest expense and amortization of debt issuance costs decreased as a portion of debt outstanding at the beginning of the year was repaid during 1998. Fluctuations in gains and losses from foreign currency forward exchange contracts and from foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the United States dollar. During 1998 and 1997, the Australian dollar weakened compared to the United States dollar. Other income included a gain of $372,000 in 1997 resulting from an increase in the market value of copper contracts not designated as hedging instruments.

     The deferred tax benefit of $740,000 in 1998 includes an adjustment of deferred taxes provided for in prior years in Australia offset by a provision of $510,000 attributable to taxable income generated in Australia. The deferred tax provision of $2,300,000 in 1997 is attributable to income generated in 1997 from the Girilambone mining operations in Australia. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia.

December 31, 1997 compared to December 31, 1996

     Due primarily to a provision for impaired properties, the Company recorded a net loss of $14,327,000 for the year ended December 31, 1997 compared to net earnings of $617,000 in 1996. Copper sold during 1997 totaled 15,600,000 pounds, an 8% increase over 14,400,000 pounds of copper sold in 1996. For the years ended December 31, 1997 and 1996, the Company received an average of $1.05 per pound of copper sold. The copper hedging programs established by the Company resulted in a decrease in sales of $54,000 for the year ended December 31, 1997 compared to an increase of $1,058,000 in 1996. Including the impact of copper hedging programs, the Company realized a net average selling price of $1.05 in 1997 compared to $1.12 realized in 1996. Copper production increased for the year ended December 31, 1997 over the same period in 1996 due to continued improvement in the production process. Cost of sales per pound of copper declined to $.56 for the year ended December 31, 1997 compared to $.62 in 1996. The decrease resulted from continued improvements in the heap leaching process resulting from the implementation of forced heap aeration.

     The provision for abandoned and impaired properties increased to $14,293,000 for the year ended December 31, 1997 from $191,000 in 1996. Due to the precipitous decline in gold prices during the fourth quarter 1997, the Company's review of the Tabar Island Gold Project ("Tabar") in PNG indicated that the full carrying value of Tabar was not recoverable at projected gold prices. The Company therefore wrote down the value of this project by $13,381,000 to its estimated fair value of $4,275,000. The Company also wrote off the costs associated with gold projects in Canada ($609,000) and Mexico ($303,000). The Company wrote off costs totaling $191,000 in 1996.

     General and administrative expense increased 6% for the year ended December 31, 1997 as compared to 1996 due to an increase in overall exploration activities and costs associated with regulatory requirements.

     Interest and other income increased for the year ended December 31, 1997 compared to 1996 due to additional funds available for investment. Interest expense and amortization of debt issuance costs decreased as the average amount of debt outstanding declined during 1997. Fluctuations in gains and losses in the foreign currency forward exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the United States dollar. During 1997, the Australian dollar weakened compared to the United States dollar, while it strengthened during 1996, resulting in a loss from forward currency exchange contracts of $2,399,000 in 1997 compared to a gain in 1996 of $497,000. The Company recorded foreign currency transaction gains for the year ended December 31, 1997 totaling $502,000 compared to losses of $114,000 in 1996. Other income included a gain of $372,000 in 1997 resulting from a change in the market value of copper contracts which were not designated as hedging instruments, compared to a loss of $304,000 for 1996.

     A provision for deferred income taxes in Australia of $2,300,000 and $2,620,000 was recorded in 1997 and 1996, respectively, attributable to income generated by the Girilambone mining operations. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia.

Liquidity and Capital Resources

     Cash provided by operating activities was $7,175,000 in 1998 compared to $8,868,000 in 1997 and $9,184,000 in 1996. The decrease in the current year was primarily the result of a decrease in the price realized for the Company's copper production.

     Cash used in investing activities included capital expenditures for property and equipment and exploration and development costs. Capital expenditures of $440,000 in 1998, $473,000 in 1997 and $771,000 in 1996 primarily relate to additions to plant, mining and milling equipment at Girilambone. Capitalized deferred exploration and development costs in 1998 of $6,726,000 primarily relate to costs incurred on the Company's Ramu property and costs incurred by the Girilambone exploration joint venture. Capitalized costs in 1997 of $10,720,000 include costs incurred at Ramu and by the Girilambone joint venture, as well as costs incurred at Tabar. Costs of $8,154,000 incurred in 1996 primarily consist of costs incurred at Ramu and Tabar.

     Cash provided by financing activities consists of borrowings under long-term bank financing agreements and from Resources, offset by repayments, and proceeds from the issuance of common shares.

     In December 1998, the Company restructured its Girilambone financing agreement. At December 31, 1998, the Company had borrowed a total of $3,000,000 under the agreement. The agreement requires that all cash proceeds generated from Girilambone mining operations be deposited in a cash collateral account with the lender and to be used to pay any operating costs and expenses, bank fees, interest and principal, and to fund a reserve account with the lender. Any remaining proceeds are then available at the lender's discretion for use by the Company. The lender, as collateral for the loan, holds a security interest in all of the Company's Australian assets including the Company's share of assets at and production from the Girilambone Mines.

     On December 12, 1997, the Company completed the sale of 600,000 shares of Common Stock to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50 (C$6.40) per share and gross proceeds totaled US$2,700,000 (C$3,840,000). After payment of legal and issuance costs, net proceeds totaled US$2,677,000.

     On July 3, 1997, the Company closed its public stock offering in Canada for the sale of 2,460,000 units at 5.00 per unit. Each unit consisted of one share of the Company's common stock and one-half of one purchase warrant. Each whole purchase warrant entitled the holder to purchase one share of common stock at C$9.00. In connection with the offering, the Company issued 225,000 warrants to the underwriter. Each of those warrants entitled the underwriter to purchase common shares at C$6.90. Gross proceeds from the Canadian offering totaled $12,300,000 (C$16,974,000). After payment of commissions, legal fees and other associated costs, net proceeds totaled $10,684,000 (C$14,574,000).

     In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan of up to $2,000,000, which was increased to $4,000,000 in May 1997, payable upon demand and bearing interest at prime plus 1%. Funds advanced under the operating loan from October 1996 to June 1997, totaled $3,748,000. Concurrent with the closing of the offering described above, the Company repaid $2,000,000 to Resources and Resources agreed to convert the remaining $1,748,000 balance due them to 349,549 Units at $5.00 per unit.

     The Company believes funds required for its ongoing overhead expenses will be available from cash provided by Girilambone mining operations. Should development proceed on the Tritton copper project, the Ramu nickel/cobalt project, or the Simberi Island gold project, the Company will be required to seek funds for such development through additional debt and/or equity financings. There can be no assurance that the Company will be able to obtain sufficient financing to develop these projects on terms acceptable to the Company. Should financing not be available on acceptable terms, the Company may attempt to sell a portion of its interest in these projects for cash or seek additional partners to assist in the development efforts.

Year 2000

     In January 1998, the Company initiated a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers, suppliers and service providers to ensure that they are taking appropriate action to remedy their Year 2000 issues.

     The Company has installed Year 2000 compliant accounting software and is in the process of converting from its existing system. The Company anticipates that the implementation of this software will be completed by September 30, 1999. The Company's local area network and PC hardware and non-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, are currently being assessed for Year 2000 readiness. Management expects to have substantially all of the system and application changes, except for the accounting software, completed by April 30, 1999 and expects to complete testing of substantially all systems and applications by June 30, 1999.

     The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or its revenues in the event that the systems fail to operate in the Year 2000. A contingency plan to replace any non-compliant systems has been developed. If the conversion to Year 2000 compliant accounting software is not complete by December 31, 1999, the Company may be able to use compliant spreadsheet software until the accounting software is operational. A decision regarding the preparation of a contingency plan will be made by June 30, 1999.

     The computer systems at the Girilambone copper mine, which provides substantially all of the Company's revenue, have been reviewed for Year 2000 compliance. Based upon this review, a number of hardware systems have been upgraded to achieve year 2000 compliance. Testing and upgrading of systems continues and final results and recommendations are expected to be completed by June 30, 1999. The Company will continue to monitor the operation at Girilambone to ascertain whether it has attained Year 2000 compliance.

     The Company is communicating with third party customers and suppliers and has received notification from its building manager, its bank, the NASDAQ and The Toronto Stock exchanges and other service providers indicating that they expect to be Year 2000 compliant. The Company has prepared surveys for distribution to its customers, major vendors and other service providers to ascertain their state of Year 2000 readiness. It is anticipated that these surveys will be completed and distributed on or about March 31, 1999. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers, suppliers, and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

     The estimated total cost of Year 2000 testing and compliance is expected to be approximately $50,000, which includes costs related to the purchase and conversion to Year 2000 compliant accounting software. No costs directly related to the Year 2000 issue have been incurred as of December 31, 1998. The costs of the project and the expected completion dates are based on management's best estimates.


ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

     The Company sells copper produced from its Girilambone mine in Australia. As a result, the Company's financial results are affected when the price of copper fluctuates. In order to protect the selling price of a portion of the production from the mine, the Company has entered into swap agreements covering approximately 75% of the Company's share of production from the mine for 1999. Under the terms of the swap agreements, the Company receives the difference between a fixed price of copper and the current market price of copper at the date of settlement if the current market price is lower. If the current market price is higher, the Company pays the difference. As of December 31, 1998 the Company had entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed price of $.75 per pound. Swaps covering 992,000 pounds are scheduled to settle each month during 1999. Since the swap agreements are designated as hedges of anticipated copper sales, any gains or losses realized upon settlement of the swaps are included in sales when the hedged production is sold.

Foreign Currency Risk

     A substantial portion of the operating costs of the Girilambone mine are incurred in Australian dollars. Since the functional currency of the Company's Australian operations is the US dollar, the Company is exposed to changes in the exchange rate between the US dollar and the Australian dollar. The Company has entered into foreign currency forward exchange contracts which are designed to protect against the effect of exchange rate fluctuations on a portion of the operating costs of Girilambone. Outstanding contracts at December 31, 1998 have a total notional amount of US$15,750,000 at an average exchange rate of A$1.00 to US $.742. Notional amounts of US$750,000 are scheduled to settle monthly. Since these contracts relate to the foreign currency exchange risk of anticipated transactions, under current accounting standards, realized and unrealized gains or losses on these contracts are included currently in the results of operation. As of December 31, 1998, cumulative unrealized losses of $2,700,000 have been recognized in the income statement and recorded as a liability.

Interest Rate Risk

     The Company has long term debt outstanding of $3,000,000 at December 31, 1998. Under the terms of the debt agreement, the maximum available can be increased to $3,600,000 after January 1, 1999. The loan bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 1 1/2%. Principal payments are payable quarterly beginning in September, 1999 at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant payment date or the amount required to reduce the amount outstanding to $3,400,000 at September 30, 1999, $2,400,000 at December 31, 1999, $1,100,000 at
March 31, 2000 and to zero on June 30, 2000. Since the interest rate on the loan outstanding is variable and is reset periodically, the Company is exposed interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 follow.

                 Independent Auditors' Report



The Board of Directors
Nord Pacific Limited:

We have audited the accompanying consolidated balance sheet of Nord Pacific Limited and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1998 and shareholders' equity as of December 31, 1998 and 1997, to the extent summarized in Note N to the consolidated financial statements.

                                               KPMG LLP


Denver, Colorado
March 24, 1999

                     Independent Auditor's Report


Board of Directors and Shareholders
Nord Pacific Limited


We have audited the accompanying consolidated balance sheet of Nord Pacific Limited and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended December 31, 1997 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in Canada



DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
(In thousands of U.S. Dollars)


ASSETS                                                                 1998               1997
CURRENT ASSETS
   Cash and cash equivalents                                         $  1,416          $   3,351
   Accounts receivable
     Trade                                                              1,384              1,313
     Subscriptions receivable (Note I)                                     --              2,700
     Other, including joint venture partner                               402                143
   Inventories
     Copper metal                                                         191                137
     Supplies                                                             166                204
   Premium on copper put option contracts (Note F)                         --                760
   Prepaid expenses                                                        87                137
                                                                     ---------          ---------
TOTAL CURRENT ASSETS                                                    3,646              8,745

DEFERRED COSTS ASSOCIATED WITH ORE UNDER LEACH, net of
   accumulated amortization of $16,192 in 1998 and
   $11,518 in 1997 (Note B)                                             9,413              8,970

PROPERTY, PLANT AND EQUIPMENT at cost
   less accumulated depreciation (Note C)                               3,605              4,737

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
   Girilambone, net of accumulated amortization
     of $2,917 in 1998 and $1,883 in 1997 (Note B)                      3,527              4,335
   Exploration and development prospects (Note D)                      19,141             13,492

OTHER ASSETS                                                               71                118
                                                                     ---------         ----------
                                                                     $ 39,403          $  40,397
                                                                     =========         ==========


                 See notes to consolidated financial statements.



NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997
(In thousands of U.S. Dollars)


LIABILITIES AND SHAREHOLDERS' EQUITY                                 1998              1997
CURRENT LIABILITIES
  Accounts payable
   Trade                                                         $     1,715       $        975
   Affiliates                                                            594                168
  Accrued expenses                                                       484              1,484
  Payable on copper put option contracts (Note F)                         --                760
  Current maturities of long-term debt (Note E)                          600              2,548
  Payable on foreign currency contracts (Note F)                       1,556              2,099
  Obligation under purchase agreement (Note D)                            --                650
                                                                 -----------       -------------
TOTAL CURRENT LIABILITIES                                              4,949              8,684

LONG-TERM LIABILITIES
  Long-term debt (Note E)                                              2,400                313
  Payable on foreign currency contracts (Note F)                       1,144                 --
  Deferred income tax liability (Note K)                               5,300              6,040
  Retirement benefits (Note L)                                           271                104
                                                                 -----------       -------------
TOTAL LONG-TERM LIABILITIES                                            9,115              6,457

COMMITMENTS AND CONTINGENCIES
      (Notes H, M and O)

SHAREHOLDERS' EQUITY (Notes G and I)
  Common shares, no par value in 1998, $.05 per
   share in 1997; unlimited authorized shares
   in 1998, 20,000,000 authorized in 1997.
   Issued and outstanding 12,960,803 shares in
   1998 and 12,360,803 shares in 1997                                 47,375                618
  Common shares subscribed (Note I)                                       --              2,700
  Additional paid-in capital                                              --             43,999
  Accumulated deficit                                                (22,834)           (22,859)
  Foreign currency translation adjustment                                798                798
                                                                 -----------       -------------
TOTAL SHAREHOLDERS' EQUITY                                            25,339             25,256
                                                                 -----------       -------------
                                                                 $    39,403       $     40,397
                                                                 ===========       =============

                 See notes to consolidated financial statements.

                                35


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S. Dollars, except per share amount)


                                                                         1998            1997            1996

SALES (Note J)                                                        $  13,807     $   16,328        $  16,178

COSTS AND EXPENSES
  Cost of sales (Note B)                                                 10,251          8,696            8,969
  Abandoned and impaired properties (Note D)                                 96         14,293              191
  General and administrative
   Nord Resources Corporation (Note G)                                       --            566              415
   Other                                                                  2,941          3,261            3,200
                                                                      ---------     -----------       ----------
   Total costs and expenses                                              13,288         26,816           12,775
                                                                      ---------     -----------       ----------
OPERATING EARNINGS (LOSS)                                                   519        (10,488)           3,403

OTHER INCOME (EXPENSE)
  Interest and other income                                                 233            357              161
  Interest and debt issuance costs                                         (272)          (371)            (406)
  Foreign currency forward exchange contract
   gains (losses)  (Note F)                                                (606)        (2,399)             497
  Foreign currency transaction gains (losses)                              (589)           502             (114)
  Copper contracts gains (losses)  (Note F)                                  --            372             (304)
                                                                      ---------     -----------       ----------
TOTAL OTHER INCOME (EXPENSE)                                             (1,234)        (1,539)            (166)
                                                                      ---------     -----------       ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                        (715)       (12,027)           3,237

INCOME TAXES  (Note K)                                                     (740)          2,300            2,620
                                                                      ---------     -----------       ----------
NET EARNINGS (LOSS)                                                   $      25    $  (14,327)       $     617
                                                                      ---------     -----------       ----------
EARNINGS (LOSS) PER COMMON SHARE
  BASIC                                                               $      --    $    (1.31)       $     .06
                                                                      ==========    ============      ==========
  DILUTED                                                             $      --    $    (1.31)       $     .06
                                                                      ===========   ============      ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S. Dollars, except shares)

                                                                                   Common      Additional
                                                         Common Stock              Shares       Paid-in    Accumulated
                                                     Share        Amount         Subscribed     Capital      Deficit

BALANCE - December 31, 1995                         9,492,254     $      475      $      --    $  31,336   $   (9,149)

  Net earnings                                             --             --             --           --          617
  Compensation relating to options
   issued to non-employees                                 --             --             --           45           --
  Exercise of options                                  23,400              1             --           86           --
                                                    ---------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1996                         9,515,654            476             --       31,467       (8,532)

  Net loss                                                 --             --             --           --      (14,327)
  Exercise of options                                  35,600              2             --          153           --
  Common shares issued in
   public offering, net of offering costs           2,460,000            123             --       10,561           --
  Compensation relating to options
   issued to non-employees                                 --             --             --          110           --
  Conversion of debt to common shares                 349,549             17             --        1,731           --
  Common shares subscribed                                 --             --          2,700           --           --
  Compensation relating to options issued                  --             --             --          (23)          --
                                                   ----------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1997                        12,360,803            618          2,700       43,999      (22,859)

  Net earnings                                             --             --             --           --           25
  Issuance of common shares subscribed                600,000             30         (2,700)       2,670           --
  Costs related to common shares subscribed                --             --             --           (4)          --
  Compensation relating to options issued
   to non-employees                                        --             --             --           62           --
  Change in par value of common shares from
   $.05 per share to no par value                          --         46,727             --      (46,727)          --
                                                   ----------     -----------     ----------    ---------   ----------
BALANCE - December 31, 1998                        12,960,803     $   47,375      $      --    $      --   $  (22,834)
                                                   ==========     ===========     ==========    =========   ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In thousands of U.S Dollars)

                                                                 1998                 1997            1996

OPERATING ACTIVITIES

  Net earnings (loss)                                          $       25        $  (14,327)      $     617
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Depreciation                                                 1,573              1,148           1,278
       Amortization                                                 6,619              3,565           3,259
       Abandoned and impaired properties                               96             14,293             191
       Compensation relating to stock options                          62                110              45
       Unrealized loss on foreign currency contracts                  606              2,399             988
       Foreign currency transaction (gain) loss                        --               (502)            114
       Deferred income taxes                                         (740)             2,300           2,620
       Provision for retirement benefits                              167                104              --
       Derivative financial instruments                                --               (372)            304
       Change in assets and liabilities:
          Accounts receivable                                        (330)               146            (764)
          Inventories                                                 (16)                (9)            (45)
          Prepaid expenses                                             50                (42)             80
          Accounts payable                                            823               (319)            158
          Accrued expenses and other liabilities                   (1,760)               374             339
                                                               -----------        -----------      ----------
            Net cash provided by operating activities               7,175              8,868           9,184
                                                               -----------        -----------      ----------
INVESTING ACTIVITIES
  Capital expenditures                                               (440)              (473)           (771)
  Deferred exploration and development costs                       (6,726)           (10,720)         (8,154)
  Deferred costs associated with ore under leach                   (5,117)            (4,023)         (4,992)
                                                               -----------        -----------      ----------
            Net cash used in investing activities                 (12,283)           (15,216)        (13,917)
                                                               -----------        -----------      ----------
FINANCING ACTIVITIES
  Borrowing of long-term debt                                       1,521              2,981             789
  Repayments of long-term debt                                     (1,383)            (5,153)         (1,185)
  Billings from Nord Resources Corporation, net                       343                669             947
  Restricted cash                                                      --                 --           1,080
  Issuance of common shares for cash                                2,700             12,300              --
  Costs associated with issuance of common shares                      (4)            (1,735)           (265)
  Stock options exercised                                              --                155              87
                                                               -----------        -----------      ----------
            Net cash provided by financing activities               3,177              9,217           1,453
                                                               -----------        -----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                     (4)                43              63
                                                               -----------        -----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,935)             2,912          (3,217)

CASH AND CASH EQUIVALENTS - beginning of year                       3,351                439           3,656
                                                               -----------        -----------      ----------
CASH AND CASH EQUIVALENTS - end of year                        $    1,416         $    3,351       $     439
                                                               ===========        ===========      ==========
CASH PAID FOR INTEREST                                         $      241         $      371       $     384
                                                               ===========        ===========      ==========
NON-CASH TRANSACTIONS
   Purchase of derivative financial instruments                $       --         $       --       $     311
                                                               ===========        ===========      ==========
   Conversion of long-term debt due to Nord Resources
     Corporation into common stock  (Note G)                   $       --         $    1,748       $      --
                                                               ===========        ===========      ==========
   Common stock subscribed                                     $       --         $    2,700       $      --
                                                               ===========        ===========      ==========

                 See notes to consolidated financial statements.


NORD PACIFIC LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,1998, 1997 AND 1996

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Basis of Presentation

     Nord Pacific Limited and its subsidiaries (collectively, the "Company") are engaged in the production of copper and in the exploration for gold, copper, nickel cobalt and other minerals in Australia, Papua New Guinea (PNG"), North America and Mexico.

     In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note N.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively "Girilambone"). The financial statements include the Company's proportionate share of the assets, liabilities and operations of Girilambone. All significant intercompany accounts and transactions are eliminated at consolidation.

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

Deferred Costs Associated with Ore Under Leach

     Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the remaining estimated reserves. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and mine operating plans.

Property, Plant and Equipment

     Plant, mining and milling equipment at Girilambone is depreciated using the units-of-production method over the estimated remaining reserves. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years.

Deferred Exploration and Development Costs

     All costs directly attributable to exploration and development are deferred. Costs related to producing properties are amortized using the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

Impairment of Mining Properties and Projects

     Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events or circumstances that may indicate that the carrying amount may not be recoverable include a significant decrease in current or forward commodity prices, a significant reduction in estimates of proven and probable reserves, and significant increases in operating costs, capital requirements or reclamation costs. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recorded to reduce the carrying amount of the mining project or property to its estimated net recoverable amount.

     Impairments are generally assessed for each individual mining project, except where it is not practical to separately identify the net recoverable amount of related properties which are operated on a combined basis.

Debt Issuance Costs

     Professional fees and other costs relating to the issuance of debt are capitalized and amortized over the term of the related borrowings.

Foreign Currency Translation

     The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to monetary assets and liabilities denominated in Australian dollars as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses.

Financial Instruments

     Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums incurred are deferred until the date of settlement or expiration of the option.

     Realized and unrealized gains and losses on foreign currency forward exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations. Unrealized gains or losses are included as assets or liabilities in the balance sheet.

Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding.

The following sets forth the calculation of basic and diluted earnings per share:

                                                                       Year Ended December 31,
                                                                   1998 (1)        1997 (2)      1996 (3)
                                                                              (In thousands)
Earnings (loss) available to common shareholders                $        25     $  (14,327)     $     617
                                                                ===========     ===========     ==========
Weighted average common shares outstanding
  during the period                                                  12,961          10,935        10,053

  Add dilutive effect of stock options                                   --              --         1,634
                                                                -----------     -----------     ----------
Weighted average common shares outstanding
  during the period including the effects of
  dilutive securities                                                12,961          10,935        11,687
                                                                ===========     ===========     ==========
Basic earnings (loss) per share                                  $       --     $    (1.31)     $     .06
                                                                ===========     ===========     ==========
Diluted earnings (loss) per share                                $       --     $    (1.31)     $     .05
                                                                ===========     ===========     ==========


(1) At December 31, 1998, options to purchase 2,299,998 common shares at prices ranging from $2.41 to $5.69 per share were outstanding, but were not included in the computation of diluted income per share for the year ended December 31, 1998. The effect of the assumed exercise of these options was antidilutive.

(2) At December 31, 1997, options to purchase 1,924,678 common shares at prices ranging from $2.54 to $5.69 per share and warrants to purchase 1,404,775 common shares at $6.50 per share were not included in the computation of diluted loss per share at December 31, 1997. The effect of the assumed exercise of these options and warrants was antidilutive. The options expire at various dates from 1999 to 2008. The warrants expired in 1998.

(3) At December 31, 1996, options to purchase 1,664,200 common shares at prices ranging from $2.54 to $4.50 were included in the calculation of diluted earnings per share at December 31, 1996. These options expire at various dates from 1999 to 2004.

Reclassifications
     Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications used in 1998.

B.  GIRILAMBONE

     The Company is a 40% joint venturer in the Girilambone Copper Property and a 50% joint venturer in the Girilambone North Copper Property in Australia. In 1996, mining commenced in the Girilambone North Project area and the ore from this property is being processed through the existing Girilambone plant. Following is a condensed balance sheet of Girilambone and the corresponding amounts included in the Company's financial statements:


                                                                                 Amounts Included
                                                  Total Girilambone              In Accompanying
                                                   Joint Ventures              Financial Statements
Balance Sheet Data                                   December 31                   December 31
(In thousands)                                    1998           1997            1998          1997

Current assets                                $    3,132      $    1,638    $    1,290    $     658
Deferred costs associated with ore under
  leach, net                                      19,290          19,934         9,413        8,970
Property, plant and equipment, net                 7,356          10,541         2,981        4,244
Deferred exploration and development
  costs, net                                      19,685          16,602         3,527        4,335
                                              -----------     -----------   ------------   ---------
Total assets                                      49,463          48,715        17,211       18,207

Current liabilities                               (4,071)         (2,230)       (1,749)        (948)
                                              -----------     -----------   ------------   ---------
Partners' equity                               $  45,392       $  46,485     $  15,462    $  17,259
                                              ===========     ===========   ============  ==========
Company's share of equity                      $  16,916       $  18,846

Less elimination                                 (1,454)         (1,587)
                                               ---------       ----------
Net assets recorded by the Company             $  15,462       $  17,259
                                               ==========      ===========

     The difference between the net assets of Girilambone and the Company's investment in Girilambone is being amortized using the units-of-production method as a reduction of depletion expense.

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. Copper production is distributed to each venturer based on their respective ownership interest. The sale of copper produced is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                                Year Ended December 31,
                                           1998           1997          1996
                                                       (In thousands)
Cost of copper sales:
  Total Girilambone                         $24,563        $21,048      $21,993
  Included in financial statements           10,251          8,696        8,969

General and administrative:
  Total Girilambone                         $   398        $   538      $   569
  Included in financial statements              182            242          257


C.  PROPERTY, PLANT AND EQUIPMENT

                                                     December 31,
                                                1998              1997
                                                    (In thousands)

Land                                          $     362      $      302
Plant, mining and milling equipment               9,439           9,211
Furniture and fixtures                              708             712
                                              ---------      -----------
                                                 10,508          10,225
Less accumulated depreciation                    (6,904)         (5,488)
                                              ---------      -----------
                                              $   3,605      $    4,737
                                              =========      ===========


D.  DEFERRED EXPLORATION AND DEVELOPMENT COSTS

Deferred exploration and development costs by prospect are as follows:

                                                         December 31,
                                                      1998          1997
                                                        (In thousands)

Ramu                                                 $ 9,519      $  4,263
Tabar Islands                                          4,355         4,275
Girilambone exploration area (including Tritton)       5,006         3,978
Other                                                    261           976
                                                     --------      --------
                                                     $19,141      $ 13,492
                                                     ========     ==========

Ramu

     The Company has a 35% interest in the Ramu Joint Venture ("Ramu") which was formed to explore for nickel and cobalt in PNG. A feasibility study conducted in 1998 projects that commercial production of nickel and cobalt is economically feasible at Ramu.
However, the Company does not have sufficient resources to fund its share of the estimated $838,000,000 of development costs and is seeking additional funding for these costs.

     The government of PNG has the right to acquire an interest of up to 30% in Ramu for an amount equal to its pro-rata share of the accumulated exploration expenditures at the time a development decision is made. If it exercises this right, the government is required to contribute to further exploration and development expenditures in proportion to its interest in the project. Each joint venture partner's interest in Ramu would be reduced proportionately if the government exercises this right.

     Another party may elect within 180 days of receiving details of any proposed commercial development of Ramu, to participate in such development up to a 10% interest by paying its share of those development costs. This party was provided these details in January 1999 and has until June 1999 to elect to participate. Each joint venture partner's interest in Ramu would be reduced proportionately in the event that this company elects to participate.

Tabar Islands

     The Company owns a 100% interest in a gold exploration project in the Tabar Islands ("Tabar"), north of PNG. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of PNG will have no participating interest, if production commences, a royalty of 2% of sales will be payable to the government.

     At December 31, 1997, the Company owed one of Tabar's former owners $650,000 upon the issuance of a Special Mining Lease by the Government of PNG. In 1998, it was determined that a Special Mining Lease would not be issued. Accordingly, the Company eliminated the note payable with a corresponding credit to deferred exploration and development costs.

     Tabar's former owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July, 1994 to the date the option is exercised. Expenditures from July, 1994 through December 31, 1998, total approximately $12,057,000.

     Due to the precipitous decline in gold prices during the fourth quarter of 1997, the Company reviewed the carrying costs of and anticipated cash flows from the project to determine if it was impaired. The Company determined that future cash flows, based on estimated resources, were insufficient at projected gold prices to support the $17,656,000 carrying value of the project. The Company therefore recorded a provision for impairment of $13,381,000 at December 31, 1997 to reduce the carrying value of the project to its estimated net recoverable amount of $4,275,000.

Girilambone Exploration Area

     The Company has a 50% interest in an exploration joint venture formed to explore areas adjacent to its Girilambone copper mine.

Under the terms of the joint venture agreement the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

     The Company is seeking additional funding to develop its properties. The Company cannot predict the availability of funds to develop these properties and thus whether the deferred exploration and development costs will ultimately be recovered.


E.  LONG TERM DEBT

                                                    December 31,
                                               1998            1997
                                                   (In thousands)

Girilambone financing agreement                $ 3,000     $  2,861
Less current maturities                          (600)       (2,548)

Long-term debt                                 $ 2,400    $     313


The long-term debt matures as follows:

                      1999                $    600
                      2000                   2,400
                                           $ 3,000

Girilambone Financing Agreement

     In December 1998, the Company restructured its Girilambone financing agreement with the lender. The borrowing limit was increased to $3,000,000 at December 31, 1998 and will be increased to a maximum of $3,600,000 in 1999. The loan bears interest at Singapore Interbank Offered Rates ("SIBOR") plus 1-1/2%. Principal payments are payable quarterly beginning September 30, 1999 at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant repayment date or the amount required to reduce the amount outstanding to $3,400,000 on September 30, 1999, $2,400,000 on
December 31, 1999, $1,100,000 on March 31, 2000 and to zero on June 30, 2000. The agreement also contains certain debt coverage ratio requirements. As collateral on the loan, the lender has a security interest in the Australian assets of the Company including the Company's share of assets of and production from Girilambone.

     Under the agreement, all cash proceeds generated from Girilambone operations are required to be deposited with the lender to be used to pay any costs and expenses related to the project, bank fees, interest and principal and to fund a reserve account with the lender. Any remaining proceeds are available, at the lender's discretion, for use by the Company.

     The estimated fair value of the Company's outstanding debt at December 31, 1998 and 1997 approximates its carrying amount.

F.  FINANCIAL INSTRUMENTS

     The Company utilizes certain financial instruments, primarily copper hedging agreements and foreign currency forward exchange contracts, to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar.

Copper Agreements

     The Company's strategy has been to enter into put options and swap agreements which are designated as hedges of future copper production.

     In November 1996, the Company purchased put options at a cost of $.08 per pound of copper covering 4,000,000 pounds of copper. In 1997, the Company purchased put options for an additional 11,900,000 pounds of copper at a cost of $.05 per pound of copper. These put options matured ratably each month from January 1998 through December 1998. This hedging program assured that the Company received a minimum gross price of $.90 per pound of copper, and benefited from any increases in the copper price above $.90 per pound.

     The Company entered into swap and call option agreements with a single counterparty covering a total of 13,200,000 pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, and the call options permitted the Company to benefit from an increase in copper price above the call price. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess, if any, of the market price of copper (as quoted on the London Metals Exchange) over $1.11 per pound. The copper swap agreements equal to the anticipated level of copper sales were designated as hedges, with gains and losses reflected as the hedged copper was sold. The swap agreements in excess of the anticipated copper sales and the call options did not qualify as hedges and were marked to market with unrealized and realized gains or losses included in operations.

     Sales for the years ended December 3l, 1998, 1997 and 1996, include gains of $1,616,000, losses of $54,000 and gains of $1,058,000, respectively, that were realized in settlement of copper hedging contracts.

     The Company has entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed cost of $.75 per pound, representing approximately 75% of the Company's share of budgeted production for 1999. Contracts totaling 992,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $.75 per pound for this hedged production.

      The following table summarizes the market value of the copper contracts determined based upon price quotes received from the counterparty to the agreements.

                                                Strike Price    Fair Value -
                           Notional Amount        Per Pound        Asset
At December 31, 1998:
  Swap contracts          11,905,000 pounds        $.75          $  737,200

At December 31, 1997:
  Purchased put
  options                 15,873,000 pounds        $.90          $1,524,600

Foreign Currency Forward Exchange Contracts

     The Company has entered into foreign currency forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1998, the Company recognized a loss of $606,000 compared to a loss of $2,399,000 in 1997 and a gain of $497,000 in 1996 on these contracts. Outstanding contracts at December 31, 1998, total $15,750,000 and mature in monthly installments of $750,000 at an average exchange rate of A$1.00 = U.S. $.742.

Counterparty Risk

     The Company is exposed to credit risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

G.  NORD RESOURCES CORPORATION

     Nord Resources Corporation ("Resources") owned approximately
28.5% of the outstanding common stock of the Company as of December 31, 1998 and 1997.

     In October 1996, the Board of Directors of Resources unanimously agreed to make available to the Company, at Resources' discretion, an operating loan payable on demand and bearing interest at the prime rate plus 1%. In June 1997, advances made to the Company by Resources, net of repayments, totaled $3,747,745. In July and August 1997, the Company repaid $2,000,000 of the amount outstanding. Concurrent with the closing of the Company's Canadian offering on July 3, 1997, Resources converted the remaining amount outstanding into 349,549 Units at $5.00 per unit. Each Unit consisted of one share of common stock and one-half of one purchase warrant. The purchase warrants expired unexercised in 1998. Interest expense paid to Resources totaled $114,000 for the year ended December 31, 1997.

     In December 1997, the Company closed its office in Dayton, Ohio and moved its administrative functions to Albuquerque, New Mexico. In January 1998, under the terms of a cost sharing agreement, it began sharing office space, administrative personnel and expenses with Resources on a 50/50 basis.

     In 1997 and 1996, Resources provided certain services to the Company under a management agreement. Under the terms of the management agreement, Resources was paid a monthly fee of $7,000 and was reimbursed for all direct expenses incurred on behalf of the Company. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. Total amounts paid to Resources were $566,000 and $415,000 for the years ended December 31, 1997 and 1996, respectively.

H.  OPERATING LEASES

     The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows:


                      1999                $ 132,100
                      2000                  135,112
                      2001                  135,953
                      2002                  136,798
                   Thereafter               226,296
                                          $ 766,259


     Rent expense for operating leases was $112,433, $125,885 and $206,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

I.  SHAREHOLDERS' EQUITY

Canadian Offering

     On July 3, 1997, the Company closed its public stock offering in Canada. The offering consisted of the sale of 2,460,000 units, consisting of one common share and one-half of one purchase warrant. Each whole purchase warrant entitled the holder to purchase one share of common stock at C$9.00. The Company also issued 225,000 warrants to the underwriter. Each warrant entitled the underwriter to purchase one share of common stock at C$6.90 prior to July 3, 1998. All of these warrants expired unexercised on July 3, 1998. Gross proceeds from the offering totaled US$12,300,000 (C$16,974,000). The Company received net proceeds of US$10,684,000 (C$14,574,000) after payment of commissions, certain legal fees, and other related costs.

Private Placement to Mineral Resources Development Company Pty,
Limited ("MRDC")

     On December 12, 1997, the Company completed the sale of 600,000 common shares to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50
(C$6.40) per share and gross proceeds totaled US$2,700,000
(C$3,840,000). After payment of certain legal and issuance costs, net proceeds were US$2,677,000.

Stock Option Plans and Other Option Grants

     The Company has established three incentive stock option plans, the 1989 Stock Option Plan, the 1991 Stock Option Plan and the 1995 Stock Option Plan (the "Plans") for the benefit of employees and directors of the Company. During 1998, 1997 and 1996, options outstanding not governed by the terms of the Plans (the "Non-Plan Options") totaling 385,000, 150,000 and 224,000 shares, respectively, have been granted to officers and directors of the Company. During 1998, 1997 and 1996, Non-Plan Options totaling 49,000, 53,000 and 33,600 shares, respectively, were issued to certain consultants to the Company.

     Options are granted at an exercise price equal to or in excess of the quoted market price on the date of the grant. Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant.
At December 31, 1998, 104,080 shares are available for future option grants under the terms of the Plans.

     A summary of the status of the Company's outstanding stock options as of December 31, 1998, 1997 and 1996 and changes during the years then ended follows:

                                             1998                      1997                      1996
                                                  Weighted                  Weighted                   Weighted
                                                   Average                  Average                    Average
                                                  Exercise                  Exercise                   Exercise
                                       Options      Price        Options     Price         Options     Price

Outstanding at Beginning of
  Year                                 1,924,678   $ 4.26      1,664,200     $ 4.05       1,342,400      $3.95
Granted                                  499,000     2.68        296,078       5.47         347,200       4.50
Exercised                                     --       --       (35,600)       4.34        (23,400)       3.75
Forfeited                              (123,680)     4.38             --         --         (2,000)       4.40
                                       ---------               ---------                  ----------
Outstanding at End of Year             2,299,998     3.92      1,924,678       4.26       1,664,200       4.05
                                       =========   ======      =========     =======      ==========
Options Exercisable at Year-End        1,923,998   $ 4.04      1,574,800     $ 4.10       1,161,600     $ 3.95



The following table summarizes information about stock options outstanding at December 31, 1998:


                                       Weighted
                                        Average
Exercise Prices        Options       Contract Life       Options
   Per Share         Outstanding        (Years)        Exercisable

        $2.41          100,000             4.42                --
         2.54          216,000             3.00           216,000
         2.75          383,000             5.94           198,000
         3.91           36,000             3.25            36,000
         4.00          362,000             1.12           362,000
         4.26          272,800             4.95           272,800
         4.38           84,000             5.26            84,000
         4.45          264,000              .26           264,000
         4.50          309,120             3.10           309,120
         4.80           12,000             5.03            12,000
         5.25          111,078             6.72            70,078
         5.69          150,000             2.75           100,000
   $2.41-5.69        2,299,998             4.04         1,923,998


Stock Bonus Plan

     The 1990 Stock Bonus Plan provides for the issuance of up to 80,000 common shares as incentive bonuses. At December 31, 1998, 76,193 shares have been awarded and 3,807 shares are available for future awards.

J.  SIGNIFICANT CUSTOMERS

     Sales in 1998 included copper sales to two customers of $8,026,000 and $3,051,000. Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Sales in
1996 included copper sales to two customers of $11,309,000 and $2,521,000. Management does not believe that the loss of any of these customers would have a material adverse effect on the Company.

K.   INCOME TAXES

     Income tax expense consists entirely of future income taxes payable in Australia. These amounts differ from the amounts computed by applying the U.S. statutory income tax rate of 35% to consolidated income before income tax expense as a result of the following:


                                                              Year Ended December 31,
                                                        1998               1997             1996

Income taxes at statutory rate                     $       (250)       $  (4,060)        $    1,101

Foreign income taxes at effective rates in
  excess of the statutory rate                               14              (98)               121

Change in the valuation allowance for
  deferred tax assets                                      (176)           4,266                196

Non-deductible losses of subsidiaries                       233            1,832              1,000

Adjustment of deferred taxes provided
   for in prior years in Australia                       (1,250)              --                 --

Other                                                       689              360                202
                                                    -----------       -----------        ----------
  Total                                             $      (740)      $    2,300         $    2,620
                                                    ===========       ===========        ==========

     The tax effects of temporary differences that give rise to future income tax assets and future income tax liabilities for Australia, the United States, Papua New Guinea and Mexico are as follows:

                                                                    December 31,
                                                              1998                    1997
                                                                    (In thousands)
Australia:
  Future income tax assets:
   Development cost carryforwards                          $         --           $       682
   Other                                                             --                   867
                                                           -------------          ------------
                                                                     --                 1,549
  Future income tax liabilities:
   Deferred leach costs                                          (3,389)               (3,229)
   Exploration and development costs                               (245)               (3,004)
   Plant, property and equipment                                 (1,626)                 (648)
   Other                                                            (40)                 (708)
                                                           -------------          ------------
                                                                 (5,300)               (7,589)
                                                           -------------          ------------
   Total Australia                                         $     (5,300)          $    (6,040)
                                                           =============          =============
United States:
  Future income tax asset:
   Net operating loss carryforwards                        $      1,518            $    1,466
   Other                                                             --                    37
                                                           -------------          ------------
                                                                  1,518                 1,503
     Valuation allowance                                         (1,518)               (1,503)
                                                           -------------          -------------
   Total United States                                     $         --            $       --
                                                           =============          =============
Papua New Guinea:
  Future income tax asset:
   Exploration cost carryforwards                          $      5,802            $    5,995
  Valuation allowance                                            (5,802)               (5,995)
                                                           -------------          ------------
   Total Papua New Guinea                                  $         --            $       --
                                                           =============          =============
Mexico:
 Future income tax asset-net operating loss
    carryforwards                                          $        725            $      723
 Valuation allowance                                               (725)                 (723)
                                                           -------------          ------------
   Total Mexico                                            $         --            $       --
                                                           =============          =============

     A valuation allowance has been provided for all of the Company's net future income tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on the use of the carryforwards. The
Company's operations in Canada in 1998 are insignificant.



L.  PENSION PLANS

     The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employee's wages. Pension costs were $38,000, $48,000 and $47,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

     The Company has an unfunded non-contributory defined benefit program for two of its executive officers. Under the terms of the program for one of the executive officers, the Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of the executive's retirement benefit and the cash surrender value of an insurance policy owned by the executive at age
62. At December 31, 1998 and 1997, the cash surrender value of the policy of $275,265 and $223,016, respectively, has been offset against the accrued retirement benefits liability.

    The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1998, 1997 and 1996 and the funded status of the plan and amounts recognized in the Company's balance sheet at December 31, 1998 and 1997:


                                                          December 31,
                                                1998         1997        1996
                                                        (In thousands)
Change in projected benefit obligation
  Benefit obligation, beginning of period     $   350      $   501     $   413
  Service cost                                     23           --          42
  Interest cost                                    15           --          --
  Actuarial (gain) loss                          (117)        (151)         46
  Benefit obligation, end of period           $   271      $   350     $   501


                                                       December 31,
                                                   1998           1997
Funded status:
   Projected benefit obligation unrecognized     $  (271)        $ (350)
   Unrecognized net loss                               9            246
   Unrecognized prior service cost                   103             --
   Net amount recognized                         $  (159)        $ (104)

Amounts recognized in the balance sheet:
   Accrued benefit liability                     $  (271)        $ (104)
   Intangible asset                                  112             --
   Net amount recognized                         $  (159)        $ (104)





     The following tables set forth the components of net periodic benefit costs for the years ended December 31, 1998, 1997 and 1996:



                                                       Year Ending December 31,
                                                    1998            1997              1996
                                                               (In thousands)

Components of net periodic benefit cost:
  Service cost                                    $    23         $     --           $   42
  Interest cost                                        15               --               --
  Recognized net actuarial gain                       (14)              --               --
  Net periodic benefit cost                       $    24         $     --           $   42

Assumptions:
  Discount rate                                      6.75%            7.25%            7.00%
  Expected return on plan assets                       NA               NA               NA
  Rate of compensation increase                      0.00%            0.00%            5.00%



M.  EMPLOYMENT AGREEMENTS

     The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1998.

N.  DIFFERENCE BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING
    PRINCIPLES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

     Canadian accounting principles provide for the deferral of exploration expenditures until such time as the property is put into production or the property is abandoned or disposed of through sale, or when it is no longer considered to be commercially viable. For U.S. GAAP purposes, the Company has elected to expense all exploration costs until such time as the Company establishes, generally by completing a detailed feasability study, that a commercially minable deposit exists.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both December 31, 1998 and 1997, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1998, 1997 or 1996 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

     Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

     The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

                                             December 31,
                                  1998                 1997
                                           (In thousands)

                               Canadian    U.S.     Canadian     U.S.
                                 GAAP      GAAP       GAAP       GAAP

   Deferred exploration and
       development costs        $ 19,141  $12,167    $ 13,492   $ 6,570

     Deferred tax liability    $   5,300  $ 4,930    $  6,040   $ 5,402

     Shareholders' equity       $ 25,339  $18,095    $ 25,256   $18,334

The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

                                               Year ended December 31,
                                         1998       1997             1996
                                                    (In thousands)

 Net earnings (loss) - Canadian GAAP    $    25   $(14,327)    $     617

 Accounting for exploration costs          (322)     10,385        (4,351)
  Income tax effect                         370         638          (154)

  Net loss - U.S. GAAP                  $   (73)   $ (3,304)    $  (3,888)

 Loss per share - U.S. GAAP             $    --    $   (.30)    $    (.39)

 Additional Disclosures Required Under U.S. GAAP - Stock Compensation

     For U.S. GAAP purposes, the Company has elected to measure compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share under U.S. GAAP would have been reduced to the pro forma amounts indicated below:

                                                Year Ended December 31,
                                           1998           1997        1996
                                                    (In thousands)

  Net loss - U.S. GAAP    As reported    $    (73)    $ (3,304)    $ (3,888)
                          Pro forma          (614)      (3,770)      (4,504)

  Loss per share - U.S.
      GAAP                As reported    $     --    $   (.30)        (.39)
                          Pro forma          (.05)        (.34)        (.45)

The assumptions used in determining the fair value of options granted during 1998, 1997 and 1996 are as follows:

                                 1998          1997           1996
   Expected volatility            73%          55%            55%
   Expected life of grant       3 years     2.5 years       3 years
   Risk-free interest rate      5.567%        6.05%          5.03%
   Expected dividend rate        None          None           None

     The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $1.14, $2.06 and $1.87, respectively.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements prepared under U.S. GAAP.

  The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for financial statements for fiscal years beginning after December 31, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company does not believe that the adoption of SOP 98-5 will have any effect on its current financial statements prepared under U.S.GAAP.

O.   ENVIRONMENTAL CONTINGENCIES

     At December 31, 1998, the Company had reserves of approximately $115,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated.

     The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 27, 1998, with the approval of the audit committee, the Company terminated its relationship with Deloitte & Touche ("D&T"), independent certified public accountants.

     The reports of D&T for the years ended December 31, 1997 and 1996, contained no adverse opinions, disclaimers of opinion or qualified or modified opinions as to uncertainty, audit scope or accounting principals.

     During the two year period ended December 31, 1997, and the interim period from that date to April 27, 1998, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of D&T, would have caused it to make reference in connection with its report to the subject matter of the disagreement.

On May 8, 1998, the Company engaged KPMG LLP as its principal accountant to audit the Company's financial statements.


PART III

ITEMS 10, 11, 12 and 13.

     The information required by Part III will be incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999.


PART IV

ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

          The following consolidated financial statements of Nord Pacific Limited as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are included in Part II,
          Item 8 of this Form 10-K.

            Nord Pacific Limited:
               Independent Auditors Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements


(a)  2.  Financial Statement Schedules

     None

(a)  3.  Exhibits

     See "Exhibit Index" on Page 63

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended December 31, 1998.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED

By:/s/ Edgar F. Cruft
   Edgar F. Cruft
   Chairman of the Board

March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                Title                                 Date

/s/ Edgar F. Cruft      Chairman and Director               March 29, 1998
Edgar F. Cruft

/s/ W. Pierce Carson    President, CEO and Director         March 29, 1999
W. Pierce Carson        (principal executive officer)

/s/ Raymond W. Jenner  Chief Financial Officer Director     March 29, 1999
Raymond W. Jenner      (principal financial and accounting officer)

/s/ Terence H. Lang    Director                             March 29, 1999
Terence H. Lang

/s/ Leonard Lichter    Director                             March 29, 1999
Leonard Lichter

                       Director                             March 29, 1999
Lucile Lansing

/s/ Michel J. Drew     Director                             March 29, 1999
Michel J. Drew

                       Director                             March 29, 1999
John B. Roberts

                              Exhibit Index
Sequentially
Exhibit                                                            Numbered
Number                            Exhibit                          Page

3.1           Registrant's Amended Memorandum of Association.
              Reference is made to Exhibit 3.2 to
              Registrant's 1993 Form 10-K.

3.2 Registrant's Amended By-Laws. Reference is made to Exhibit 3.3 to Registrant's 1993 Form 10-K.

10.1          Amended Joint Venture Agreement of Nord-
              Highlands Mineral Venture-I. Reference is made to Exhibit 10.1 in Registrant's Registration
              Statement on Form S-4 (33-25683).

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

10. 15        Prospecting Authority No: 192 dated February
              27, 1992 (Ramu River). Reference is made to
              Exhibit 10.20 to Registrant's 1991 Form 10-K.

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

10.34         Deed Polls regarding the Nord Australex
              Exploration (Australian) Trust entered into by Nord Gold Company, Registrant and Nord-
              Highlands Mineral Venture-I dated January 12,
              1993. Reference is made to Exhibit 10-45 to Registrant's 1992 Form 10-K.

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

10.38         Nord Pacific Limited Stock Option effective
              April 7, 1994. Reference is made to Exhibit
              10.39 to Registrant's 1994 Form 10-K.

10.39         ADR Deposit Agreement with Bank of New York.
              Reference is made to Exhibit 10.41 to
              Registrant's 1995 Form 10-K.

10.40         Copper hedge executed December 5, 1996 with
              Rothschild Australia Limited. Reference is made to Exhibit 10.41 to Registrant's 1996 Form
              10-K.

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

10.43 Subscription Agreement dated July 3, 1997 between Registrant and Nord Resources
              Corporation.  Reference is made to Exhibit
              10.43 to Registrant's 1997 Form 10-K.

10.44         Employment Agreement between Registrant and W.
              Pierce Carson. Reference is made to Exhibit
              10.44 to Registrant's 1997 Form 10-K.

10.45         Employment Agreement between the Registrant and
              Edgar F. Cruft. Reference is made to Exhibit
              10.45 to Registrant's 1997 Form 10-K.

10.46         Common Stock Purchase Agreement between the
              Registrant and
              Mineral Resources Development Company Pty.,
              Limited dated
              December 3, 1997.  Reference is made to Exhibit
              10.1 to Registrant's
              Form 8-K filed on December 24, 1997

10.47 Letter from Deloitte & Touche to the Securities and Exchange Commission dated April 28, 1998.
              Reference is made to Exhibit 10.47 to
              Registrant's Form 8-K filed on May 1, 1998.

10.48         Articles of Continuance dated August 13, 1998.
              Reference is made to Exhibit 10.48 to
              Registrant's Form 8-K filed on October 19, 1998.

10.49         Amended and Restated Facility Agreement between         E-1
              the Registrant and Bank of Western Australia
              Ltd. dated December 29, 1998.


11.1          Computation of Earnings Per Share - 1994.
              Reference is made to Exhibit 11.1 to
              Registrant's 1994 From 10-K.

21.1 Subsidiaries of Registrant. Reference is made to Exhibit 22.1 to Registrant's 1992 Form 10-K.

24.1          Consent of KPMG LLP.

24.2          Consent of Deloitte & Touche

27.1          Financial Data Schedule for fiscal year end 1998.


28.1 Assurance under The Exempted Undertaking Tax Protection Act, 1966,issued by the Minister of Finance of the Island of Bermuda. Reference is made to Exhibit 28.3 in Registrant's Registration Statement on Form S-4 (33-25683).