Form 10-Q
period 1999-03-31
NORD PACIFIC LIMITED
filed 1999-05-17
CIK 843296

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,D.C.  20549

                             FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1999

                                 OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 000-19182



                        Nord Pacific Limited
       (Exact name of registrant as specified in its charter)


      New Brunswick                         Not Applicable
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                     Identification No.)
        organization)


     40 Wellington Row, Suite 2100, Scotia Plaza
           Saint John, New Brunswick                     E2L 4S3
     (Address of principal executive officers)          (Zip Code)

Registrant's telephone number, including area code (506) 633-3800


Indicated by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES   X   NO


The number of shares of Common Stock outstanding as of May 15, 1999 was 12,925,203.

                       NORD PACIFIC LIMITED

                              INDEX



                                                           Page
                                                           Number

PART I.   FINANCIAL INFORMATION:

ITEM 1.   Condensed Consolidated Financial Statements:

          Balance Sheets - March 31, 1999
          and December 31, 1998   (Unaudited)               3-4

          Statements of Operations - Three
          Months ended March 31, 1999
          and 1998   (Unaudited)                             5

          Statements of Cash Flows -Three
          Months ended March 31, 1999 and
          1998   (Unaudited)                                 6

          Notes to Condensed Consolidated Financial
          Statements   (Unaudited)                          7-8


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        9-11


PART II.  OTHER INFORMATION:

ITEM 1-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K                   12


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)

                                                                        March 31,     December 31,
                                                                          1999             1998
                                                                        ---------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                              $ 1,137          $ 1,416
   Accounts receivable:
   Trade                                                                    955            1,384
   Other including joint venture partner                                    224              402
 Inventories:
   Copper                                                                   103              191
   Supplies                                                                 161              166
 Prepaid expenses                                                            74               87
                                                                        ---------     ------------
TOTAL CURRENT ASSETS                                                      2,654            3,646

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
 LEACH, net of accumulated amortization
 of $17,378 in 1999 and $16,192 in 1998                                   9,997            9,413

PROPERTY, PLANT AND EQUIPMENT - at cost
 less accumulated depreciation of $7,260 in 1999
 and $6,904 in 1998                                                       3,251            3,605

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
 Girilambone, net of accumulated amortization of $3,266
     in 1999 and $2,917 in 1998                                           3,210            3,527
 Exploration and development prospects                                   19,659           19,141

OTHER ASSETS                                                                 63               71
                                                                        ---------     ------------
                                                                        $38,834          $39,403
                                                                        =========     ============

    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                              NORD PACIFIC LIMITED
                           BALANCE SHEETS (Continued)
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


                                                    March 31,     December 31,
                                                      1999            1998
                                                    ----------    -------------
CURRENT LIABILITIES:
 Accounts payable:
   Trade                                            $   1,904        $  1,715
   Affiliates                                             484             594
 Accrued expenses                                         282             484
 Current maturities of long-term debt                     600             600
 Payable on foreign currency contracts                  1,484           1,556
                                                    ----------       ---------
 TOTAL CURRENT LIABILITIES                              4,754           4,949

LONG-TERM LIABILITIES:
 Long-term debt                                         2,800           2,400
 Payable on foreign currency contracts                    669           1,144
 Deferred income tax liability                          5,300           5,300
 Retirement benefits                                      286             271
                                                    ----------       ---------
  TOTAL LONG-TERM LIABILITIES                           9,055           9,115

SHAREHOLDERS' EQUITY:
 Common shares                                         47,375          47,375
 Accumulated deficit                                  (23,148)        (22,834)
 Foreign currency translation adjustment                  798             798
                                                    ----------       ---------
  TOTAL SHAREHOLDERS' EQUITY                           25,025          25,339
                                                    ----------       ---------
                                                    $  38,834        $ 39,403
                                                    ==========       =========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                           NORD PACIFIC LIMITED
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
         (In Thousands of U.S. Dollars, except per share amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                               1999           1998
                                                            --------       --------
SALES                                                     $   2,919       $  3,252

COSTS AND EXPENSES:
   Cost of sales                                              2,862          2,528
   General and administrative                                   561            684
                                                          ----------       --------
TOTAL COSTS AND EXPENSES                                      3,423          3,212
                                                          ----------       --------
OPERATING EARNINGS (LOSS)                                      (504)            40

OTHER INCOME (EXPENSE):
 Interest and other income                                       29             82
 Interest and debt issuance costs                               (67)           (61)
 Foreign currency forward exchange contract gains               643            155
 Foreign currency transaction losses                           (415)          (329)
                                                          ----------       --------
TOTAL OTHER INCOME (EXPENSE)                                    190           (153)
                                                          ----------       --------
NET LOSS                                                  $    (314)      $   (113)
                                                          ==========      ==========
BASIC LOSS PER SHARE                                      $    (.02)      $    --*
                                                          ==========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   12,925         12,852
                                                          ==========      ==========

* less then $.01 per share

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             NORD PACIFIC LIMITED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


                                                                   Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                  1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                  $   (314)        $   (113)
 Depreciation and amortization                                    1,899            1,822
 Gain on Foreign Currency Contacts                                 (643)            (155)
 Changes in non-cash working capital                                605            2,043
                                                               ----------       ----------
 Net cash provided by operating activities                        1,547            3,597
                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred exploration and development costs                      (2,320)          (2,093)
 Capital expenditures                                                (2)              (1)
                                                               ----------       ----------
 Net cash used in investing activities                           (2,322)          (2,094)
                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Addition to long-term debt                                         400               --
 Payments of long-term debt                                          --             (614)
 Proceeds from settlement of contracts                               96               --
 Costs associated with issuance of common shares                     --               (4)
                                                               ----------       ----------
 Net cash provided by (used in) financing activities                496             (618)
                                                               ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                    --              (97)
                                                               ----------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (279)             788

CASH AND CASH EQUIVALENTS - beginning of period                   1,416            3,351
                                                               ----------       ----------
CASH AND CASH EQUIVALENTS - end of period                      $  1,137         $  4,139
                                                               ==========       ==========
CASH PAID FOR INTEREST                                         $     --         $     61
                                                               ==========       ==========


    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         NORD PACIFIC LIMITED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED MARCH 31, 1999 AND 1998


A.  FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 financial statements to conform to the classification used in 1999. These reclassifications had no effect on results of operations or shareholders' equity as previously reported.


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


                                                            March 31,       December 31,
                                                              1999             1998
                                                            ---------        ----------
                                                              (In Thousands of U.S.
                                                                     Dollars)

 Current assets                                              $  3,957         $  3,132
 Deferred costs associated with ore under leach, net           20,291           19,290
 Property, plant and equipment, net                             6,573            7,356
 Deferred exploration and development costs, net               18,879           19,685
                                                             ---------        ---------
 Total assets                                                  49,700           49,463

 Current liabilities                                           (3,507)          (4,071)
                                                             ---------        ---------
 Partners' equity                                            $ 46,193         $ 45,392
                                                             =========        =========
 Company's share of equity                                   $ 17,408         $ 16,916

 Less:  Eliminations                                           (1,415)          (1,454)
                                                             ---------        ---------
 Net assets recorded by Company                              $ 15,993         $ 15,462
                                                             =========        =========

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

                                            Three Months Ended
                                                 March 31,
                                        -------------------------------
                                             1999          1998
                                        -------------   ---------------
                                        (In Thousands of U.S. Dollars)

   Cost of copper sales                    $ 6,206       $ 6,110
   General and administrative expense      $   103       $    98


C.  NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. In January 1998, under the term of a cost sharing agreement, the Company began sharing office space, administrative personnel and expenses with Resources on a 50/50 basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Safe Harbor Statement under the Private Securities Litigation Act of 1995: The statements contained in this release which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation the risk factors disclosed in the Company's securities filings.

Due primarily to lower copper prices, the Company recorded a net loss of $314,000 for the three months ended March 31, 1999 compared to a net loss of $113,000 for the same period in 1998. The Company recorded an operating loss of $504,000 for the three months ended March 31, 1999 compared to operating earnings of $40,000 for the three months ended March 31, 1998. The Company's share of copper sold in the first quarter of 1999 totaled 4,013,000 pounds compared to
3,851,000 pounds sold in the same period in 1998.   Due to the drop in
copper prices, copper revenue, including settlement of copper hedging contracts, decreased $333,000. During the first quarter of 1999, the Company received a net price of $.64 per pound of copper sold compared to $.79 received in 1998. The copper hedging programs established by the Company resulted in an increase in sales of $339,000 during the first quarter of 1999 compared to $199,000 in 1998. Including the impact of these hedging programs, the Company realized a net average sales price per pound of $.73 in 1999 compared to $.84 per pound in 1998.

Cost of sales per pound of copper increased to $.71 per pound for the first three months ended March 31, 1999 compared to $.66 per pound in 1998 due primarily to increased depreciation, depletion and amortization ("DD&A") of deferred leach costs. Cost of sales as a percentage of sales increased to 98% during the first quarter of 1999 compared to 78% in 1998 due primarily to lower sales revenues due to the drop in the price of copper and to increased DD&A.

General and administrative costs decreased $123,000 for the three months ended March 31, 1999 compared to the same period in 1998 due primarily to reductions in public relations costs, professional fees, office expenses and increases in Australian administrative overhead reimbursement from its Australian joint venture partners.

Interest income decreased for the three months ended March 31, 1999 compared to 1998 due to less funds available for investment. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the U.S. dollar. The Company recorded a gain of $643,000 on forward currency exchange contracts for the three months ended March 31, 1999 compared to $155,000 in 1998 and a loss on foreign currency transactions of $415,000 in 1999 compared to $329,000 in 1998.

Liquidity and Capital Resources

Cash provided by operations totaled $1,547,000 for the three months ended March 31, 1999, compared to $3,597,000 for the same period in 1998. Cash used in investing activities included capital expenditures for property and equipment and exploration and development costs.
Cash expenditures of $2,322 for the three months ended March 31, 1999 relate primarily to costs incurred at Girilambone. Cash expenditures of $2,093,000 for the three months ended March 31, 1998 relate to Girilambone and to the Company's Ramu Project.

Cash provided by financing activities of $400,000 for the three months ended March 31, 1999 consists of borrowings under long-term bank financing agreements. Reductions in other long-term liabilities primarily relates to reductions in amounts payable under foreign currency contracts.

Other

On May 3, 1999 the Company received notification from the National Association of Securities Dealers that the Company's common shares had been delisted from the National Association of Securities Dealers Automated Quotation System. The shares were delisted effective as of the close of business on May 3, 1999 for failure to maintain a closing bid price of at least $1.00 in accordance with Marketplace Rule 4450(a)(5) under Maintenance Standard 1. The Company's shares continue to be traded on the Toronto Stock Exchange and are eligible to be traded on the OTC Bulletin Board.

PART II.  OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No Reports on Form 8-K were filed during the three months ended March 31, 1999.

               EXHIBIT 27.  FINANCIAL DATA SCHEDULE - filed
               herewith as part of this Report on Form 10-Q.

                              SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORD PACIFIC LIMITED



May 17, 1999                             By: /s/ Ray W. Jenner
                                             Ray W. Jenner
                                             Vice President Finance
                                             and Authorized Officer