Form 10-Q
period 1999-06-30
NORD PACIFIC LIMITED
filed 1999-08-16
CIK 843296

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 1999

                                  OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 000-19182

                         Nord Pacific Limited
        (Exact name of registrant as specified in its charter)

    New Brunswick, Canada                      Not Applicable
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

40 Wellington Row, Suite 2100, Scotia Plaza
   Saint John, New Brunswick, Canada                   E2L 4S3
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


The number of shares of Common Stock outstanding as of August 16, 1999 was 12,925,203.

                         NORD PACIFIC LIMITED

                                 INDEX

                                                                   Page
                                                                  Number


PART I.   FINANCIAL INFORMATION:

     ITEM 1.   Condensed Consolidated Financial Statements:

     Balance Sheets - June 30, 1999
     and December 31, 1998   (Unaudited)                            3-4

     Statements of Operations - Three
     Months ended June 30, 1999
     And 1998  (Unaudited)                                            5

     Statements of Operations - Six
     Months ended June 30, 1999
     and 1998   (Unaudited)                                           6

     Statements of Cash Flows - Six
     Months ended June 30, 1999 and
     1998   (Unaudited)                                               7

     Notes to Condensed Consolidated Financial
     Statements   (Unaudited)                                      8-10

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                         11-12

     ITEM 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                           13


PART II.  OTHER INFORMATION:

     ITEM 1-3. Not Applicable

     ITEM 4.   Submission of Matters to a Vote of Securities
               Holders                                               14

     ITEM 5.   Not Applicable

     ITEM 6.   Exhibits and Reports on Form 8-K                      14

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Condensed Consolidated Financial Statements


                              NORD PACIFIC LIMITED
                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


                                                                         June 30,        December 31,
                                                                           1999              1998
                                                                         --------         ----------
CURRENT ASSETS:
 Cash and cash equivalents                                               $ 1,079          $ 1,416
 Accounts receivable:
   Trade                                                                     858            1,384
   Other including joint venture partner                                     120              402
 Inventories:
   Copper                                                                     97              191
   Supplies                                                                  156              166
 Prepaid expenses                                                             61               87
                                                                         --------         --------
TOTAL CURRENT ASSETS                                                       2,371            3,646

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
 LEACH, net of accumulated amortization
 of $19,018 in 1999 and $16,192 in 1998                                    9,620            9,413

PROPERTY, PLANT AND EQUIPMENT - at cost,
 less accumulated depreciation of $7,597 in 1999
 and $6,904 in 1998                                                        2,922            3,605

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
 Girilambone, net of accumulated amortization of $3,669
 in 1999 and $2,917 in 1998                                                2,808            3,527
 Exploration and development prospects                                    19,864           19,141

OTHER ASSETS                                                                  42               71
                                                                         --------         --------
                                                                         $37,627          $39,403
                                                                         ========         ========

    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                3




                              NORD PACIFIC LIMITED
                           BALANCE SHEETS (Continued)
                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)

                                                 June 30,       December 31,
                                                   1999             1998
                                                 ---------      ------------

CURRENT LIABILITIES:
 Accounts payable:
   Trade                                         $  1,793          $  1,715
   Affiliates                                         450               594
 Accrued expenses                                     274               484
 Advances from copper cathode sales                   395                 -
 Current maturities of long-term debt               3,400               600
 Payable on foreign currency contracts              1,019             1,556
                                                 ---------         ---------
 TOTAL CURRENT LIABILITIES                          7,331             4,949

LONG-TERM LIABILITIES:
 Long-term debt                                        --             2,400
 Payable on foreign currency contracts                222             1,144
 Deferred income tax liability                      5,300             5,300
 Retirement benefits                                  301               271
                                                 ---------         ---------
  TOTAL LONG-TERM LIABILITIES                       5,823             9,115

SHAREHOLDERS' EQUITY:
 Common shares                                     47,375            47,375
 Accumulated deficit                              (23,700)          (22,834)
 Foreign currency translation adjustment              798               798
                                                 ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                       24,473            25,339
                                                 ---------         ---------
                                                 $ 37,627          $ 39,403
                                                 =========         =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                4





                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (In Thousands of U.S. Dollars, except per share amounts)


                                                                        Three Months Ended
                                                                             June 30,
                                                                       1999            1998
                                                                   ----------        ---------
SALES                                                              $   2,704         $  3,392

COSTS AND EXPENSES:
   Cost of sales                                                       3,236            2,576
   Abandoned projects                                                     --               95
   General and administrative                                            642              755
                                                                   ----------        ---------
TOTAL COSTS AND EXPENSES                                               3,878            3,426
                                                                   ----------        ---------
OPERATING LOSS                                                        (1,174)             (34)

OTHER INCOME (EXPENSE):
 Interest and other income                                                22               53
 Interest and debt issuance costs                                        (58)             (59)
 Foreign currency forward exchange contract gains (losses)               746             (985)
 Foreign currency transaction gain (losses)                              (88)              70
                                                                   ----------        ---------
TOTAL OTHER INCOME (EXPENSE)                                             622             (921)
                                                                   ----------        ---------
NET LOSS                                                           $    (552)        $   (955)
                                                                   ==========        =========
BASIC LOSS PER SHARE                                               $    (.04)        $   (.07)
                                                                   ==========        =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            12,925           12,925
                                                                   ==========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                5





                              NORD PACIFIC LIMITED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (In Thousands of U.S. Dollars, except per share amounts)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                          1999                1998
                                                                      ----------           ---------
SALES                                                                 $   5,623            $  6,644

COSTS AND EXPENSES:
   Cost of sales                                                          6,098               5,104
   Abandoned projects                                                         -                  95
   General and administrative                                             1,203               1,439
                                                                      ----------           ---------
TOTAL COSTS AND EXPENSES                                                  7,301               6,638
                                                                      ----------           ---------
OPERATING LOSS                                                           (1,678)                  6

OTHER INCOME (EXPENSE):
 Interest and other income                                                   51                 135
 Interest and debt issuance costs                                          (125)               (120)
 Foreign currency forward exchange contract gains (losses)                1,168                (830)
 Foreign currency transaction losses                                       (282)               (259)
                                                                      ----------           ---------
TOTAL OTHER INCOME (EXPENSE)                                                812              (1,074)
                                                                      ----------           ---------
NET LOSS                                                              $    (866)           $ (1,068)
                                                                      ===========          =========
BASIC LOSS PER SHARE                                                  $    (.07)           $   (.08)
                                                                      ===========          =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               12,925              12,627
                                                                      ===========          =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                6




                              NORD PACIFIC LIMITED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)



                                                                           Six Months Ended
                                                                               June 30,
                                                                       1999               1998
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                      $     (866)       $   (1,068)
 Depreciation and amortization                                          4,300             3,593
 Abandoned and impaired properties                                         --                62
 Compensation relating to stock options                                    --                62
 Unrealized foreign currency forward exchange
    contracts (gain) losses                                            (1,459)              675
 Provision for retirement benefits                                         30                17
 Changes in non-cash working capital                                      662              (703)
                                                                   -----------       -----------
 Net cash provided by operating activities                              2,667             2,638
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred exploration and development costs                              (756)           (4,348)
 Deferred costs associated with ore under leach                        (3,032)           (2,047)
 Capital expenditures net of disposals                                    (11)              (26)
                                                                   -----------       -----------
 Net cash used in investing activities                                 (3,799)           (6,421)
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Addition to long-term debt                                               400                --
 Advances from copper cathode sales                                       395
 Payments of long-term debt                                                --            (1,383)
 Issuance of common shares for cash                                        --             2,700
 Costs associated with issuance of common shares                           --                (4)
                                                                   -----------       -----------
 Net cash provided by financing activities                                795             1,313
                                                                   -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (337)           (2,470)

CASH AND CASH EQUIVALENTS - beginning of period                         1,416             3,351
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS - end of period                          $    1,079        $      881
                                                                   ===========       ===========
CASH PAID FOR INTEREST                                             $      125        $      120
                                                                   ===========       ===========


        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                         NORD PACIFIC LIMITED
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTERS ENDED JUNE 30, 1999 AND 1998


A.  FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position and results of operations for the interim periods presented. The results shown for the second quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note D.

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


                                                       June 30,   December 31,
                                                         1999        1998
                                                       --------   ------------
                                                          (In Thousands of
                                                            U.S. Dollars)

Current assets                                          $  3,579    $  3,132
Deferred costs associated with ore under leach, net       19,520      19,290
Property, plant and equipment, net                         5,846       7,356
Deferred exploration and development costs, net           19,027      19,685
                                                         -------    ---------
Total assets                                              47,973      49,463

Current liabilities                                       (3,225)     (4,071)
                                                         -------    ---------
Partners' equity                                         $44,748     $45,392
                                                         =======     ========

                                             June 30,           December 31,
                                               1999                 1998
                                            ----------          ------------
                                            (In Thousands of U.S. Dollars)

  Company's share of equity                  $16,200                $16,916

  Less:  Eliminations                         (1,371)                (1,454)
                                             --------               --------
  Net assets recorded by Company             $14,829                $15,462



Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                 --------------------     --------------------
                                   1999       1998         1999         1998
                                 -------   ----------     ---------    -------
                                  (In Thousands of          (In Thousands of
                                   U. S. Dollars)            U.S. Dollars)

   Cost of copper sales          $ 6,744    $6,192        $12,950      $12,303
   General and administrative
   expense                       $    99    $   88        $   202      $   186


C.  NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. In January 1998, under the term of a cost sharing agreement, the Company began sharing office space, administrative personnel and expenses with Resources on a 50/50 basis


D. DIFFERENCE BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING
   PRINCIPLES

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

Canadian accounting principles provide for the deferral of exploration expenditures until such time as the property is put into production or the property is abandoned or disposed of through sale, or when it is no longer considered to be commercially viable. For U.S. GAAP purposes, the Company has elected to expense all exploration costs until such time as the Company establishes, generally by completing a detailed feasability study, that a commercially mineable deposit exists.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both June 30., 1999 and December 31, 1998, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1999 or 1998 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

                                  June 30,           December 31,
                                    1999                 1998
                               (In thousands)       (In thousands)

                             Canadian    U.S.     Canadian    U.S.
                               GAAP      GAAP       GAAP      GAAP

   Deferred exploration and
     Development costs      $ 19,864   $ 12,472  $ 19,141   $ 12,167
                            ========   ========  ========   ========
   Deferred tax liability   $  5,300   $  3,498  $  5,300   $  3,498
                            ========   ========  ========   ========
   Shareholders' equity     $ 24,473   $ 20,167  $ 25,339   $ 20,167
                            ========   ========  ========   ========

The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

                                 Three Months Ended      Six Months Ended
                                    June 30,                 June 30,
                                  1999     1998           1999      1998
                                   (In thousands)         (In thousands)

   Net loss - Canadian GAAP       $552      $  955       $  866    $1,068

   Accounting for exploration      188         308          418       872
      Costs
                                  -----     ------       ------    ------
   Net loss - U.S. GAAP           $740      $1,263       $1,284    $1,940
                                  ====      ======       ======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Act of 1995. The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's annual report on Form 10-K.


Liquidity and Capital Resources

Cash provided by operations totaled $2,667,000 for the six months ended June 30, 1999, compared to $2,638,000 for the same period in 1998. Cash used in investing activities included capital expenditures for property and equipment and exploration and development costs. Cash expenditures of $3,799,000 for the six months ended June 30, 1999 relate primarily to costs incurred at Girilambone. Cash expenditures of $6,421,000 for the six months ended June 30, 1998 relate to Girilambone and to the Company's Ramu Project.

Cash provided by financing activities of $795,000 for the six months ended June 30, 1999 consists of borrowings under long-term bank financing agreements of $400,000 and an advance on copper cathode sales of $395,000. Reductions in other long-term liabilities primarily relate to reductions in amounts payable under foreign currency contracts.


Results of Operations

The Company recorded a net loss of $552,000 and $866,000 for the three and six months ended June 30, 1999, respectively, compared to a net loss of $955,000 and $1,068,000 for the same period in 1998. The
Company recorded an operating loss of $1,174,000 and $1,678,000 for the three and six months ended June 30, 1999, respectively, compared to operating loss of $34,000 and operating earnings of $6,000 for the same period in 1998 due primarily to lower copper prices.

The Company's share of copper sold in the three and six months ended June 30, 1999 totaled 3,657,000 and 7,670,000 pounds, respectively compared to 3,901,000 and 7,752,000 pounds sold in the same period in 1998. Due primarily to the drop in copper prices, copper revenue, including settlement of copper hedging contracts, decreased $1,021,000 for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company received a net price of $0.66 per pound of copper sold compared to $0.80 received for the same period in 1998. The copper hedging programs established by the Company resulted in an increase in sales of $597,000 for the six months ended June 30,1999 compared to $456,000 for the same period in 1998. Including the impact of these hedging programs, the Company realized a net average sales price per pound of $0.73 in the six months ended June 30, 1999 compared to $0.86 per pound for the same period in 1998.

Cost of sales per pound of copper increased to $0.80 per pound for the six months ended June 30, 1999 compared to $0.66 per pound for the same period in 1998 due primarily to increased depreciation, depletion and amortization ("DD&A") of deferred leach costs. Cost of sales as a percentage of sales increased to110% during the six months ended June 30, 1999 compared to 77% for the same period in 1998 primarily as a result of lower sales revenues due to the drop in the price of copper and to increased DD&A.

General and administrative costs decreased $113,000 and $236,000 for the three and the six months ended June 30, 1999, respectively, compared to the same period in 1998 due primarily to reductions in public relations costs, professional fees, office expenses and increases in Australian administrative overhead reimbursement from its Australian joint venture partners.

Interest income decreased for the three and the six months periods ended June 30, 1999 compared to same period 1998 due to less funds available for investment. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the U.S. dollar. The Company recorded a gain of $1,168,000 on forward currency exchange contracts for the six months ended June 30, 1999 compared to a $830,000 loss for the same period in 1998 and a loss on foreign currency transactions of $282,000 for the six months ended June 30, 1999 compared to a $259,000 loss for the same period in 1998.


Other

On May 3, 1999 the Company received notification from the National Association of Securities Dealers that the Company's common shares had been delisted from the National Association of Securities Dealers Automated Quotation System. The shares were delisted effective as of the close of business on May 3, 1999 for failure to maintain a closing bid price of at least $1.00 in accordance with Marketplace Rule 4450(a)(5) under Maintenance Standard 1. The Company's shares continue to be traded on the Toronto Stock Exchange and are traded on the OTC Bulletin Board.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.


Commodity Price Risk

The Company sells copper produced from its Girilambone mine in Australia. As a result, the Company's financial results are affected when the price of copper fluctuates. In order to protect the selling price of a portion of the production from the mine, the Company has entered into swap agreements covering approximately 75% of the Company's share of production from the mine for 1999 and approximately 25% of the Company's share of production from the mine for 2000. Under the terms of the swap agreements, the Company receives the difference between a fixed price of copper and the current market price of copper at the date of settlement if the current market price is lower. If the current market price is higher, the Company pays the difference. As of June 30, 1999 the Company had entered into swap agreements covering a total of 7,716,000 pounds of copper at a fixed price of $0.75 per pound for 1999 and a total of 3,968,000 pounds of copper at a fixed price of $0.80 per pound for 2000. Swaps covering 992,000 pounds are scheduled to settle each month during 1999 and 331,000 pounds are scheduled to settle each month during 2000. Since the swap agreements are designated as hedges of anticipated copper sales, any gains or losses realized upon settlement of the swaps are included in sales when the hedged production is sold.


Foreign Currency Risk

Substantial portions of the operating costs of the Girilambone mine are incurred in Australian dollars. Since the functional currency of the Company's Australian operations is the US dollar, the Company is exposed to changes in the exchange rate between the US dollar and the Australian dollar. The Company has entered into foreign currency forward exchange contracts, which are designed to protect against the effect of exchange rate fluctuations on a portion of the operating costs of Girilambone. Outstanding contracts at June 30, 1999 have a total notional amount of US$12,196,000 at an average exchange rate of A$1.00 to US $.742. Notional amounts of US$750,000 are scheduled to settle monthly. Since these contracts relate to the foreign currency exchange risk of anticipated transactions, under current accounting standards, realized and unrealized gains or losses on these contracts are included currently in the results of operation. As of June 30, 1999, cumulative unrealized losses of $1,241,000 have been recognized in the income statement and recorded as a liability.


Interest Rate Risk

The Company has long term-debt outstanding of $3,400,000 at June 30, 1999. Under the terms of the debt agreement, the maximum available can be increased to $3,600,000 after January 1, 1999. The loan bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 1 1/2%. Principal payments are payable quarterly beginning in September, 1999 at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant payment date or the amount required to reduce the amount outstanding to $3,400,000 at September 30, 1999, $2,400,000 at December 31, 1999, $1,100,000 at March 31, 2000 and to
zero on June 30, 2000. Since the interest rate on the loan outstanding is variable and is reset periodically, the Company is exposed interest rate risk.

PART II.  OTHER INFORMATION

     ITEM 1-3. NOT APPLICABLE

     ITEM 4.   SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

               The Annual General Meeting of the stockholders was held on July 8, 1999. The following matters were acted upon and passed at the meeting:

               1.   Election of eight Directors

               2. Ratify the appointment of independent auditors and authorize the Board to set their compensation

               VOTE TABULATION

                              Votes For    Votes Against    Votes Abstained
   1.   Directors
        Edgar F. Cruft       10,881,878        72,906              --
        W. Pierce Carson     10,881,878        72,906              --
        Michel J. Drew       10,881,878        72,906              --
        Ray W. Jenner        10,881,878        72,906              --
        Terence H. Lang      10,881,878        72,906              --
        Leonard Lichter      10,881,878        72,906              --
        Lucile Lansing       10,881,878        72,906              --
        John B. Roberts      10,881,878        72,906              --

   2.   Ratify Auditors      10,898,307        12,954           43,523


     ITEM 5.   NOT APPLICABLE

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) No Reports on Form 8-K were filed during the six months ended June 30, 1999.

      (b)   EXHIBIT  27.   FINANCIAL DATA  SCHEDULE  -  filed
            herewith as part of this Report on Form 10-Q.

                              SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORD PACIFIC LIMITED



August 16, 1999

                                         By:/s/ Ray W. Jenner
                                                Ray W. Jenner
                                                Vice President Finance
                                                and Authorized Officer