Form 10-Q
period 1999-09-30
NORD PACIFIC LIMITED
filed 1999-11-15
CIK 843296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-19182

               Nord Pacific Limited
(Exact name of registrant as specified in its charter)

New Brunswick, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wellington Row, Suite 2100, Scotia Plaza
Saint John, New Brunswick, Canada	E2L 4S3
(Address of principal executive officers)	(Zip Code)

Registrant's telephone number, including area code               (506) 633-3800

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES   X    NO

The number of shares of Common Stock outstanding as of November 12, 1999 was 12,960,803.

NORD PACIFIC LIMITED

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION:

ITEM 1.	Condensed Consolidated Financial Statements:

	Balance Sheets - September 30, 1999 and December 31, 1998 (Unaudited)	3-4

	Statements of Operations - Three Months ended September 30, 1999 And 1998 (Unaudited)	5

	Statements of Operations - Nine Months ended September 30, 1999 and 1998 (Unaudited)	6

	Statements of Cash Flows - Nine Months ended September 30, 1999 and 1998 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-11

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION:

ITEM 1	Legal Proceedings	16

ITEM 2-5.	Not Applicable

ITEM 6	Exhibits and Reports on Form 8-K1	16

PART I.          FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements

NORD PACIFIC LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In Thousands of U.S. Dollars)

	September 30, 1999	December 31, 1998
CURRENT ASSETS:
Cash and cash equivalents	$ 1,090	$ 1,416
Accounts receivable:
Trade	888	1,384
Other including joint venture partner	139	402
Inventories:
Copper	68	191
Supplies	136	166
Prepaid expenses	107	87

TOTAL CURRENT ASSETS	2,428	3,646

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
LEACH, net of accumulated amortization
of $20,394 in 1999 and $16,192 in 1998	9,509	9,413

PROPERTY, PLANT AND EQUIPMENT - at cost,
Less accumulated depreciation of $7,836 in 1999
And $6,904 in 1998	2,614	3,605

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
Girilambone, net of accumulated amortization of $4,015
in 1999 and $2,917 in 1998	2,472	3,527
Exploration and development prospects	20,010	19,141

OTHER ASSETS	36	71
	$ 37,069	$ 39,403

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND
SHAREHOLDERS' EQUITY
(Unaudited)
(In Thousands of U.S. Dollars)

	September 30, 1999	December 31, 1998
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 1,664	$ 1,715
Affiliates	757	594
Note payable to Nord Resources Corporation	750	--
Accrued expenses	204	484
Advances from copper cathode sales	200	-
Current maturities of long-term debt	3,380	600
Payable on foreign currency contracts	1,054	1,556

TOTAL CURRENT LIABILITIES	8,009	4,949

LONG-TERM LIABILITIES:
Long-term debt	--	2,400
Payable on foreign currency contracts	222	1,144
Deferred income tax liability	4,962	5,300
Retirement benefits	317	271

TOTAL LONG-TERM LIABILITIES	5,501	9,115

SHAREHOLDERS' EQUITY:
Common shares, no par value and unlimited authorized shares; issued and outstanding 12,960,803 shares	47,375	47,375
Accumulated deficit	(24,614)	(22,834)
Foreign currency translation adjustment	798	798

TOTAL SHAREHOLDERS' EQUITY	23,559	25,339

	$ 37,069	$ 39,403

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,
	1999	1998

SALES	$ 2,473	$ 3,802

COSTS AND EXPENSES:
Cost of sales	2,928	2,616
General and administrative	515	670

TOTAL COSTS AND EXPENSES	3,443	3,286

OPERATING (LOSS) EARNINGS	(970)	516

OTHER INCOME (EXPENSE):
Interest and other income	27	75
Interest expense and amortization of debt issuance costs	(79)	(70)
Foreign currency forward exchange contract losses	(182)	(350)
Foreign currency transaction losses	(48)	(1)

TOTAL OTHER (EXPENSE)	(282)	(346)

(LOSS) INCOME BEFORE INCOME TAXES	(1,252)	170

INCOME TAX BENEFIT	338	1,200

NET (LOSS) EARNINGS	$ (914)	$ 1,370

BASIC (LOSS) EARNINGS PER SHARE	$ (.07)	$ .11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961	12,961

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Nine Months Ended September 30,
	1999	1998

SALES	$ 8,096	$ 10,447

COSTS AND EXPENSES:
Cost of sales	9,026	7,721
Abandoned projects	--	95
General and administrative	1,718	2,109

TOTAL COSTS AND EXPENSES	10,744	9,925

OPERATING (LOSS) EARNINGS	(2,648)	522

OTHER INCOME (EXPENSE):
Interest and other income	78	209
Interest and amortization of debt issuance costs	(204)	(190)
Foreign currency forward exchange contract gains (losses)	986	(1,180)
Foreign currency transaction losses	(330)	(261)

TOTAL OTHER INCOME (EXPENSE)	530	(1,422)

LOSS BEFORE INCOME TAXES	(2,118)	(900)

INCOME TAX BENEFIT	338	1,200

NET (LOSS) EARNINGS	$ (1,780)	$ 300

BASIC (LOSS) EARNINGS PER SHARE	$ (.14)	$ .02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961	12,908

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$ (1,780)	$ 300
Depreciation and amortization	6,318	5,389
Abandoned and impaired properties	--	95
Compensation relating to stock options	--	62
Unrealized foreign currency forward exchange contracts (gain) losses	(1,424)	941
Deferred income taxes	(338)	--
Provision for retirement benefits	46	20
Changes in non-cash working capital	724	(1,965)

Net cash provided by operating activities	3,546	4,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred exploration and development costs	(964)	(5,811)
Deferred costs associated with ore under leach	(4,297)	(3,430)
Capital expenditures, net of disposals	59	(64)

Net cash used in investing activities	(5,202)	(9,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on copper cathode sales	200	--
Increase in long-term debt	400	--
Payments of long-term debt	(20)	(1,383)
Advance from Nord Resources Corporation	750
Issuance of common shares for cash	--	2,700
Costs associated with issuance of common shares	--	(4)

Net cash provided by financing activities	1,330	1,313

DECREASE IN CASH AND CASH EQUIVALENTS	(326)	(3,150)

CASH AND CASH EQUIVALENTS - beginning of period	1,416	3,351

CASH AND CASH EQUIVALENTS - end of period	$ 1,090	$ 201

CASH PAID FOR INTEREST	$ 204	$ 190

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

A.     FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

In the opinion of management, these unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position and results of operations for the interim periods presented. The results shown for the third quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note E.

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

	September 30, 1999	December 31, 1998
	(In Thousands of U.S. Dollars)

Current assets	$ 2,948	$ 3,132
Deferred costs associated with ore under leach, net	19,273	19,290
Property, plant and equipment, net	5,206	7,356
Deferred exploration and development costs, net	17,218	19,685

Total assets	$ 44,645	49,463

Current liabilities	(2,701)	(4,071)

Partners' equity	$ 41,944	$ 45,392

	September 30, 1999	December 31, 1998
	(In Thousands of U.S. Dollars)

Company's share of equity	$ 15,418	$ 16,916

Less: Eliminations	(1,332)	(1,454)

Net assets recorded by Company	$ 14,086	$ 15,462

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In Thousands of U.S. Dollars)		(In Thousands of U.S. Dollars)

Cost of copper sales	$ 6,164	$ 6,294	$ 19,114	$ 18,596
General and administrative expense	$ 106	$ 79	$ 308	$ 265

C.     DEBT

The Company has current debt outstanding of $3,380,000 at September 30, 1999. The loan bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 1 1/2%. Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant payment date or the amount required to reduce the amount outstanding to $2,400,000 at December 31, 1999, $1,100,000 at March 31, 2000 and to zero on June 30, 2000. At September 30, 1999, due to the cash flows anticipated for the fourth quarter of 1999, the lender could require a prepayment of $110,000 on this loan to maintain compliance with its debt coverage ratio requirements.

D.     NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. In January 1998, under the term of a cost sharing agreement, the Company began sharing office space, administrative personnel and expenses with Resources on a 50/50 basis

During the quarter ended September 30, 1999, the Company received an advance from Resources of $750,000 in the form of a note receivable. The terms of the note provide for interest to be accrued at a rate of 10% per annum. The principal and interest is due and payable on September 30, 2000.

E.     DIFFERENCE BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING
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

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both September 30, 1999 and December 31, 1998, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1999 or 1998 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

	September 30,		December 31,
	1999		1998
(In thousands of US dollars)

	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP
Deferred exploration and
development costs	$ 20,010	$ 12,507	$ 19,141	$ 12,167

Deferred tax liability	$ 4,962	$ 3,160	$ 5,300	$ 3,498

Shareholders' equity	$ 23,559	$ 17,858	$ 25,339	$ 20,167

The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
	(In thousands of US dollars)

Net (loss) earnings - Canadian GAAP	$ (914)	$ 1,370	$ (1,780)	$ 300

Accounting for exploration costs	111	139	529	1,011

Net (loss) earnings - U.S. GAAP	$ (1,025)	$ 1,231	$ (2,309)	$ (711)

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

Liquidity and Capital Resources

Cash at September 30, 1999 was $1,090,000 compared to $1,416,000 at December 31, 1998. Cash of $4,296,000 was provided during the nine months ended September 30, 1999 by the Company's operating activities compared to $4,842,000 for the same period in 1998. During the nine months ended September 30, 1999, the Company expended $4,297,000 for its share of deferred costs associated with ore under leach at Girilambone compared to $3,430,000 for the same period in 1998. The Company expended cash to fund exploration and development activities totaling $964,000 for the nine months ended September 30, 1999 compared to $5,811,000 for the same period in 1998.

Cash provided by financing activities of $1,330,000 for the nine months ended September 30, 1999 consists of borrowing under bank financing agreements of $400,000 and an advance on copper cathode sales of $200,000, partially offset by a $20,000 repayment of bank financing. The Company also received an advance from Nord Resources Corporation in the amount of $750,000.

As of September 30, 1999, the Company had a working capital deficit of $5,581,000. This factor among others may indicate that the Company may not be able to meet its obligations in a timely manner without increased cash flow from operations, sale of non-producing assets or additional financing.

Results of Operations

The Company recorded a net loss of $914,000 and $1,780,000 for the three and nine months ended September 30, 1999, respectively, compared to net earnings of $1,370,000 and $300,000 for the same periods in 1998. The Company recorded an operating loss of $970,000 and $2,648,000 for the three and nine months ended September 30, 1999, respectively, compared to operating earnings of $516,000 and $522 ,000 for the same periods in 1998 due primarily to lower copper prices and sales volumes.

The Company's share of copper sold in the three and nine months ended September 30, 1999 totaled 3,267,000 and 10,937,000 pounds, respectively compared to 4,328,000 and 12,079,000 pounds sold in the same periods in 1998, a decrease of 1,061,000 and 1,142,000 pounds respectively. Copper revenue, including settlement of copper hedging contracts, decreased by $392,000 and $1,312,000 for the three and nine months ended September 30, 1999, respectively, as a result of a decrease in copper prices. Copper revenue, including settlement of copper hedging contracts, decreased by $937,000 and $1,039,000 for the three and nine months ended September 30, 1999, respectively, as a result of a decrease in pounds of copper sold. During the three and nine months ended September 30, 1999, the Company received a net price, before hedging activities, of $0.77 and $0.69 per pound of copper sold, respectively, compared to $0.76 and $0.78 per pound received for the same periods in 1998. The copper hedging programs established by the Company resulted in a decrease in sales of $45,000 for the three months ended September 30, 1999 and an increase in sales of $552,000 for the nine months ended September 30, 1999 compared to an increase in sales of $513,000 and $969,000 for the corresponding periods in 1998. Including the impact of these hedging programs, the Company realized a net average sales price per pound of $0.76 and $0.74 the three and nine months ended September 30, 1999, respectively, compared to $0.88 and $0.86 per pound for the corresponding periods in 1998.

Cost of sales per pound of copper increased to $0.90 and $0.83 per pound for the three and nine months ended September 30, 1999, respectively, compared to $0.60 and $0.64 per pound for the same periods in 1998 due primarily to increased depreciation, depletion and amortization ("DD&A") of deferred leach costs. Cost of sales as a percentage of sales increased to 118% and 112% during the three and nine months ended September 30, 1999, respectively, compared to 69% and 74% for the same periods in 1998 primarily as a result of lower sales revenues due to the drop in the pounds of copper sold, price of copper and DD&A.

General and administrative costs decreased $155,000 and $391,000 for the three and the nine months ended September 30, 1999, respectively, compared to the same periods in 1998 due primarily to reductions in public relations costs, professional fees, office expenses and increases in Australian administrative overhead reimbursement from its Australian joint venture partners.

Interest income decreased $48,000 and $131,000 for the three and the nine months periods ended September 30, 1999 compared to same periods 1998 due to less funds available for investment. Fluctuations in gains and losses in the foreign currency exchange contracts and in foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the U.S. dollar. The Company recorded a loss of $182,000 for the three months ended September 30, 1999 on forward currency exchange contracts and a gain of $986,000 for the nine months ended September 30, 1999 compared to losses of $350,000 and $1,180,000 for the corresponding periods in 1998. The Company also recorded losses on foreign currency transactions of $48,000 and $330,000 for the three and nine months ended September 30, 1999 compared to losses of $1,000 and $261,000 for the corresponding periods in 1998.

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

Year 2000 Compliance

In January 1998, the Company initiated a Year 2000 project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 ("Year 2000 Issues"). The project involves converting to Year 2000 compliant accounting software, testing existing software, hardware and operational systems and communicating with third-party customers, suppliers and service providers to ensure that they are taking appropriate action with respect to their Year 2000 Issues.

The Company has installed Year 2000 compliant accounting software. The Company's local area network and PC hardware and on-accounting software, such as spreadsheets and word processing, have been tested and, to the best of the Company's knowledge, are Year 2000 compliant. Other non-information technology systems, such as the telephone system and other office equipment, have been assessed for Year 2000 readiness and are compliant.

The Company believes that the computer systems and applications it maintains would not have a material impact on the operations of the Company or its revenues in the event that the systems fail to operate in the Year 2000.

The Company is communicating with third party customers and suppliers and has received notification from its building manager, its bank, the New York Stock Exchange and other service providers indicating that they expect to be Year 2000 compliant. Due to the general uncertainty inherent with respect to Year 2000 Issues, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers, suppliers, and service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

The total cost of Year 2000 testing and compliance was $50,000, which includes costs related to the conversion to Year 2000 compliant accounting software.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

The Company sells copper produced from its Girilambone mine in Australia. As a result, the Company's financial results are affected when the price of copper fluctuates. In order to protect the selling price of a portion of the production from the mine, the Company has entered into swap agreements covering approximately 75% of the Company's share of production from the mine for 1999 and approximately 25% of the Company's share of production from the mine for 2000. Under the terms of the swap agreements, the Company receives the difference between a fixed price of copper and the current market price of copper at the date of settlement if the current market price is lower. If the current market price is higher, the Company pays the difference. As of September 30, 1999 the Company had entered into swap agreements covering a total of 4,299,000 pounds of copper at a fixed price of $0.75 per pound for 1999 and a total of 3,968,000 pounds of copper at a fixed price of $0.80 per pound for 2000. Swaps covering 1,433,000 pounds are scheduled to settle each month during 1999 and 331,000 pounds are scheduled to settle each month during 2000. Since the swap agreements are designated as hedges of anticipated copper sales, any gains or losses realized upon settlement of the swaps are included in sales when the hedged production is sold.

Foreign Currency Risk

Substantial portions of the operating costs of the Girilambone mine are incurred in Australian dollars. Since the functional currency of the Company's Australian operations is the US dollar, the Company is exposed to changes in the exchange rate between the US dollar and the Australian dollar. The Company has entered into foreign currency forward exchange contracts, which are designed to protect against the effect of exchange rate fluctuations on a portion of the operating costs of Girilambone. Outstanding contracts at September 30, 1999 have a total notional amount of US$10,603,000 at an average exchange rate of A$1.00 to US $.742. Notional amounts of US$750,000 are scheduled to settle monthly. Since these contracts relate to the foreign currency exchange risk of anticipated transactions, under current accounting standards, realized and unrealized gains or losses on these contracts are included currently in the results of operation. As of September 30, 1999, cumulative unrealized losses of $1,276,000 have been recognized in the income statement and recorded as a liability.

Interest Rate Risk

The Company has current debt outstanding of $3,380,000 at September 30, 1999. The loan bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 1 1/2%. Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant payment date or the amount required to reduce the amount outstanding to $2,400,000 at December 31, 1999, $1,100,000 at March 31, 2000 and to zero on June 30, 2000. Since the interest rate on the loan outstanding is variable and is reset periodically, the Company is exposed interest rate risk.

PART II.         OTHER INFORMATION

         ITEM 1.         Legal Proceedings:

The Company through its subsidiary Nord Australex Nominees (PNG) Limited has been named on an originating summons filed on August 13, 1999 with the National Court of Papua New Guinea by Highlands Pacific Limited (HPL) through its subsidiary Ramu Nickel Limited (RNL).

The originating summons seeks declaratory orders in relation to the Ramu Nickel Joint Venture. The action has been taken to resolve the on-going dispute between RNL and Nord Australex Nominees (PNG) Limited over the correct interpretation of the Joint Venture Agreement.

The Company is actively working with HPL to resolve this matter.

         ITEM 2-5.     NOT APPLICABLE

         ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  No Reports on Form 8-K were filed during the three months ended September 30, 1999.

(b)  EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORD PACIFIC LIMITED

November 12, 1999

By:/s/  Ray W. Jenner
        Ray W. Jenner
        Vice President Finance
        and Authorized Officer