Form 10-K
period 1999-12-31
NORD PACIFIC LIMITED
filed 2000-04-14
CIK 843296

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

    (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                                 OR

   (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____ to ____

                  Commission file No. 000-19182

                      Nord Pacific Limited
     --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        New Brunswick                          Not Applicable
---------------------------------           --------------------
(State or other jurisdiction                (I.R.S.Employer
of incorporation or organization)            Identification No.)

40 Wellington Row, Suite 2100, Scotia Plaza
Saint John, New Brunswick                          E2L 4S3
--------------------------------------------      -----------
(Address of principal executive offices)          (Zip Code)

Registrant's  telephone number, including area  code   (506) 633-3800

Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act:

                            Common Stock No Par Value
                            --------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

Aggregate market value of voting stock held by non-affiliates based on the average of NASDAQ bid and asked quotations of $.406 on April 6, 2000, was $3,762,392.

The number of common shares outstanding as of April 6, 2000 was 12,960,803.

                DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement to be dated on or about April 30, 2000.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

Nord Pacific Limited (the Company), is engaged in the production of copper and in the exploration for gold, copper and other minerals in Australia, Papua New Guinea (PNG) and North America. As used herein the term "Company", unless the context indicates otherwise, includes the Company and its subsidiaries.

The Company was organized in Bermuda in 1988 for the purpose of acquiring all of the assets, subject to the liabilities, of two limited partnerships (the Partnerships). The Partnerships and Nord Resources Corporation (Resources), a Delaware corporation owned the venture interests in Nord-Highlands Mineral Venture-I, a California joint venture (Nord-Highlands). On April 2, 1990, the Partnerships transferred all of their assets, subject to their liabilities, to the Company in exchange for common shares of the Company and Resources relinquished all rights it had in Nord-Highlands. The Partnerships then immediately dissolved and liquidated and distributed the shares of the Company to their respective limited partners. The Company, and its wholly-owned Bermuda subsidiary, Nord Gold Company Limited, own 100% of the interests in Nord-Highlands, which is the exploration and development arm of the Company in Australia, PNG and other areas of the South Pacific. All activities of the Company in the United States are carried out by Hicor Corporation, a wholly owned Delaware subsidiary. Exploration activities in Mexico are carried out by Compania Minera Nord Pacific de Mexico S.A. de C.V., a controlled Mexican subsidiary. The Company is currently owned approximately 28.5% by Resources.

In   June   1998,   the  Company's  shareholders   approved   the
discontinuance  of  the  Company from Bermuda  and  approved  its
continuance  into  the  Province of New Brunswick,  Canada.   The
effective date of the continuance was September 30, 1998.

The Company's principal offices are located at 40 Wellington Row, Suite 2100, Scotia Plaza, Saint John, New Brunswick, Canada, E2L 4S3, telephone number (506) 633-3800. The U.S. subsidiary of the Company, Hicor Corporation, maintains offices at 201 Third Street, NW, Suite 1750, Albuquerque, New Mexico 87102, telephone number (505) 241-5820.

The Company currently owns a 40% interest in the Girilambone Copper Mine which has been in production since May 1993 and a 50% interest in the Girilambone North Copper Mines which have been in production since July 1996. The Company also owns a 50% interest in the Tritton Copper Project (Tritton) and a 100% interest in the Tabar Islands Gold Project (Tabar), both of which are considered to be in the development stage, and various interests in certain exploration properties. The Company agreed to sell its 31.5% interest in the Ramu Nickel-Cobalt Project (Ramu) in November 1999, and closed the sale on March 10, 2000.

An independent technical review of the Company's mining and exploration properties, dated February 24, 1997, was prepared by Watts, Griffis and McOuat Consulting Geologists and Engineers, of Toronto, Canada, in connection with a public equity issue in Canada completed in July 1997. A feasibility study on Tritton, conducted by Ausenco of Brisbane, Australia, was completed in October 1998. Certain information contained in this report has been derived from these sources. Unless indicated otherwise, all amounts in this report are presented in US dollars.

Girilambone and Girilambone North Copper Mines, New South  Wales,
Australia

The Girilambone project consists of three separate joint ventures with Straits Mining Pty Limited (Straits). The Company has 40% and 50% interests in two mining joint ventures and a 50% interest in an exploration joint venture.

The Girilambone and Girilambone North Copper mines are located approximately 625km (390 miles) northwest of Sydney, New South
Wales (NSW), Australia. The project area consists of mining leases, exploration licenses and surface rights owned by the Company and Straits. The mining leases are for terms of twenty-one years and expire on August 5, 2013 at Girilambone and on January 13, 2017 at Girilambone North. The exploration licenses are generally for terms ranging from two to five years and are renewable based upon compliance with certain conditions. The properties are accessed by paved highway from the town of Nyngan, NSW. Power is supplied by a private NSW power agency on commercial terms.

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

The mineralization consists of malachite and copper oxide minerals in the oxidized upper part of the orebodies, malachite/chalcocite in the middle of the orebodies and chalcopyrite in the underlying primary sulfide zones. Native copper occurs in both the oxide and chalcocite zones.

The mines produce high purity cathode copper from open pits using heap leaching and the solvent extraction-electrowinning (SX-EW) process. Mine operations are managed by the Girilambone Copper Company, a joint venture company owned by the Company and Straits.

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

In June 1996, following successful field tests, forced aeration of heaps containing chalcocite, the main copper sulfide ore, was introduced resulting in a significant increase in the rate of copper leaching. Largely as a consequence of heap aeration, copper production at Girilambone has increased significantly.

Copper production from Girilambone and Girilambone North in 1999 totaled 13,844 tonnes (30.5 million pounds), 21% less than the 17,565 tonnes produced in 1998, and 22% less than the 17,702 tonnes produced in 1997. Copper production is expected to continue to decline in 2000, as the remaining stockpiled ore will be placed on the heaps by April 2000, although leaching will continue for some time. Total copper production from both projects through December 31, 1999 was 96,269 tonnes.

Mining activities ceased at Girilambone's Murrawombie pit in July 1997, due to the exhaustion of ore reserves. Ore mined from Murrawombie continued under leach during 1999, with 4,305 tonnes of copper, or approximately 31% of the total, produced from those ores. Production is expected to continue from the Murrawombie ores in 2000.

Mining  was  carried  out by the Girilambone North  Mining  Joint
Venture at the North East, Hartmans and Larsens pits during 1999.
Mining  is expected to continue at the Larsens pit through  March
2000, at which time the orebody will be depleted.

Estimated life-of-mine open-pittable, mineable copper ore reserves at Girilambone North at December 31, 1999 are shown in the following table. The combined proven/probable reserves were determined by Girilambone Copper Company. No metallurgical recovery factors have been applied.

                        Girilambone North Reserves
                         Proven/probable reserves

                                             Contained
                                  Copper      copper
                     Tonnes       grade      (thousand
                    (million)        %         tonnes)


Total reserves       0.477        1.31        6.265

Ore from Girilambone North (Larsens East pit) is expected to be mined at a 0.4% copper cut-off. Heaps are expected to be leached to a residual and non-recoverable fixed copper grade of 0.15%. As a result, recoverable copper from the proven/probable reserves will be less than the contained copper amount disclosed above.

The heaps are estimated to contain 8,833,188 tonnes of ore under leach, containing an estimated 29,938 tonnes of copper. Stockpiles are estimated to contain an additional 4,253 tonnes of copper metal. The total copper contained in ore, heaps, stockpiles and in solution at December 31, 1999 is estimated to be 40,456 tonnes (89 million pounds), supporting operations into 2001.

In addition to copper ores, material containing low-grade gold mineralization has been mined and is being stockpiled separately for possible processing at a later date. At current gold prices, processing of this material is not economic.

Girilambone Financing Agreement

The Company had $2,400,000 of debt outstanding at December 31, 1999 under a financing agreement with the Bank of Western Australia Ltd. (BankWest) which originally provided a $10,000,000 facility to fund the Company's share of the development costs of the Girilambone Copper mine. The loan bears interest at Singapore InterBank Offered Rate (SIBOR) plus 1.5% (7.52% at December 31, 1999). This facility was required to be repaid quarterly beginning September 30, 1999, in installments equal to the greater of the amount required to reduce the outstanding amount in accordance with a schedule of maximum outstanding amounts at each repayment date or 50% of available cash flow. The facility terminates on June 30, 2000.

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

Copper Sales

The Company sells its copper production under contract through a marketing agent. In 1999 sales of $10,752,145 were made under contract, primarily to two Australian consumers, Metal Manufactures Limited and Crane Enfield Metals Pty Ltd, at a price which is at a set premium to the prevailing London Metals Exchange price at the time the copper is delivered. The loss of either or both of these consumers should not have any material adverse effect on the Company because of the ongoing demand for the copper produced at Girilambone.

Copper Hedging Agreements

The Company has entered into swap agreements covering a total of 3,960,000 pounds of copper at a fixed cost of $0.80 per pound, representing approximately 27% of the Company's share of budgeted production through December 31, 2000. Contracts totaling 331,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $0.80 per pound for this hedged production.

Sales  for  the  years  ended December 31, 1999,  1998  and  1997 include $403,000 of gains, $1,616,000 of gains and $54,000 of losses, respectively, that were realized in the settlement of copper hedging contracts.

Foreign Currency Forward Exchange Contracts

The Company has entered into forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1999, the Company recognized a gain of $901,000 on these contracts compared to a loss of $606,000 in 1998 and a loss of $2,399,000 in 1997. Outstanding contracts at December 31, 1999 totaled $9,450,000 at an average exchange rate of A$1.00 = US$0.742. The amounts maturing in 2000 are as follows: January, $1,949,575; February, $750,000; March, $750,000; April, $750,000; May, $750,000; June, $750,000; July,
$750,000;  August, $750,000; September, $1,500,000; and  October,
$750,000.

Girilambone Exploration

The  Company  and Straits each own a 50% interest in  exploration
licenses   covering   approximately   4,105   square   kilometers
surrounding the Girilambone and Girilambone North mines and beneath the Girilambone open pit.

Tritton Copper Project

The Tritton Copper Project (Tritton) is located twelve miles southwest of the Girilambone mine in north central rural New South Wales, Australia. The Tritton deposit is a sulphide copper deposit consisting mainly of massive pyrite and chalcopyrite. The deposit also includes minor amounts of gold and silver.

Tritton is owned 50% by the Company and 50% by Straits Mining Pty Ltd (Straits) (collectively "the Venturers) as part of the Company managed Girilambone Exploration Joint Venture (GEJV). On December 17, 1999, the Company agreed to acquire the 50% interest in Tritton currently held by Straits, subject to final documentation and approval of the Board of Directors of the Company. The consideration to be paid Straits for their interest in the project is A$9,000,000 ($5,860,000 at the exchange rate prevailing on December 31, 1999) consisting of: a) A$3,000,000 ($1,954,000) payable on closing; b) A$3,000,000 ($1,954,000)
payable  in  four  semi-annual payments of  A$750,000  ($488,000)
commencing six months after closing; and c) A$3,000,000 ($1,954,000) payable in six annual installments of A$500,000 ($325,000) starting 12 months after the commencement of copper production.

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

The Upper Zone mineralization is almost entirely hosted by the main quartzite unit. The sulphide is generally massive pyrite and chalcopyrite. A 30 metre thick, high-grade lens in the center of the Upper Zone contains banded and massive chalcopyrite with minor banded bornite and comprises the uppermost high-grade thickened lens. The massive sulphide in the Upper Zone has a weakly banded appearance with alternating pyrite and chalcopyrite rich layers.

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

Based on the ore mineralogy, there are no obvious variations within the Tritton orebody to indicate that different ore types exist other than the presence of bornite in the Upper Zone. The only obvious characteristic of the orebody is a gradual decrease in the copper head grade with depth, which is accompanied by an increase in the sulfur/copper ratio in the ore as the amount of copper mineralization decreases relative to pyrite.

Three exploration drilling programs were conducted on the Tritton deposit from 1995 through 1997. At the conclusion of these programs, a total of 40,549 metres of open-hole and reverse circulation pre-collar holes, 32,854 metres of NQ diamond drilling and 619 metres of NAVI drilling had been completed.

Mineral Resources

Snowden   Associates  Pty,  Ltd  (Snowden),  independent   mining
industry and resource estimation consultants, have estimated  the total  resources  at a 1% Cu cutoff grade to  a  depth  of  1,030 meters below the surface as follows:

Resource         Tonnes       Cu      Au       Ag       Density
classification   (million)    %       g/t      g/t        t/m3


Measured          2.82        3.89    0.25     11.60       3.44
Indicated         3.07        2.90    0.24     10.50       3.35

  Total
measured          5.89        3.37    0.24     11.03       3.39
   and
indicated

Inferred          4.99        2.28    0.18     10.50       3.36

Shortly after commencement of exploratory and resource drilling, evaluation of the deposit began. This evaluation included, among other activities, characterization of the ore, mineralogy, ore microscopy, metallurgical characteristics and testwork, environmental permitting and preliminary mining studies.

Feasibility Study

As  a  consequence  of  favorable  results  obtained  during  the preliminary work, a feasibility study was commissioned by the Venturers and was completed in 1998. This feasibility study was prepared by independent, third party consulting firms. Ausenco Ltd of Brisbane, Queensland (Ausenco), was responsible for the overall preparation and coordination of the study.

The Tritton mine is proposed to be developed by underground mining methods using ramp access to develop the Upper Zone of the deposit. Ore would be mined at a rate of 660,000 tonnes per annum (tpa) by retreat uphole benching and room and pillar methods. Ore would be trucked to the surface, crushed, milled in a grinding circuit and processed in flotation cells for the recovery of a marketable concentrate. Concentrates would be shipped to a smelter for sale. Economic results are based upon mineable reserves from the upper zones of the deposit. Additional resources below 1,030 meters are not included in these reserves, but were studied as part of a larger project (the Extended Case), which assumes that the Lower Zone resources will be converted to mineable reserves with additional drilling. The Extended Case anticipates that a shaft would be installed in the fourth year of production and that production at the mine would be increased to slightly more than one million tpa.

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

Proven reserves:     2,498,000 tonnes at 3.51% Cu, 0.23
                     g/t Au, 10.4 g/t Ag

Probable reserves:   2,112,000 tonnes at 2.69% Cu, 0.24
                     g/t Au, 9.7 g/t Ag

Total reserves:      4,610,000 tonnes at 3.14% Cu, 0.23
                     g/t Au, 10.1 g/t Ag

Development and Mining Lease Applications

Advertisements for Native Title purposes and public objections were run on September 10, 1997. No Native Title claims or objections were lodged within the compulsory 60-day waiting period.
On June 29, 1998, the Company submitted a Development Application to the New South Wales Department of Urban Affairs and Planning
(DUAP). The DUAP granted its consent to the development effective September 1, 1999.

A mining lease application (the MLA) was submitted to the New South Wales Department of Mineral Resources on August 8, 1998, commencing the official review process. The MLA covers an area of 14 km2, sufficient to contain any likely extensions to the Tritton resource to 2,000 m below the surface. With the granting of the Development Application, the Company believes it has satisfied all of the conditions precedent to the granting of the mining lease, and that the lease will be granted at the time the Company makes a formal request, prior to commencing development.

Permitting and Approvals

Various approvals, including pollution control, pipeline road crossing and water licenses, will be required before any activities can commence at Tritton. The Company does not anticipate that it will encounter any major problems in obtaining the necessary operation permits and approvals.

The Tabar Islands Gold Project

The Tabar Islands, which include the islands of Simberi, Tabar, Tatau and Mapua, are located in PNG approximately 150 km north of Rabaul and 80 km northwest of Lihir Island, the site of a major gold deposit operated by Rio Tinto Ltd.

The Company holds an exploration license over these islands and a mining lease was granted in December 1996, over the eastern part of Simberi Island. The mining lease is for a twelve-year period expiring December 3, 2008 and the renewable exploration license is for a two-year period expiring May 5, 2001.

Over the past 15 years, approximately $34,000,000 has been spent by the Company and its former co-venturers on exploration of the islands. Twenty-one prospects have been identified, of which seven, all located on Simberi Island, have been substantially drill tested.

In 1993, the Company acquired the interests of Kennecott and Niugini Mining for cash payments totaling A$1,000,000 (US$728,000). An additional A$1,000,000 (US$651,000 at the
December 31, 1999 exchange rate) will be payable to them within two years after the issuance of a "Special Mining Lease" to the Company by the PNG government. A Special Mining Lease is issued on large projects of national importance. Further, Kennecott and Niugini Mining have the option to re-acquire 50% of the project if feasibility studies indicate that the production from the mine could total 150,000 ounces or more of gold annually. Exercise of the option would require payment to the Company of 250% of the Company's expenditures on the mine area from July 1994 to the date the option is exercised.

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

A major exploration and drilling program was completed in 1997 aimed primarily at oxide and sulfide gold deposits on Simberi, and gold/copper targets on Tatau and Tabar Islands. Exploration in 1998 and 1999 was minimal with resource evaluation being the main priority.

In  1997 an exploration program consisting of geophysics,  15,800 metres of reverse circulation drilling and 5,500 metres of diamond core drilling was carried out.

Mineral Resources

In May 1998, revised resource estimates for Simberi resulting from this drilling program were released as follows:

       Total Simberi oxide and sulfide resources

                  Resource        Million      Gold grade
Mineralization     category        tonnes       (grams/tonne)


Oxide              Measured         10.7           1.25
                      and
                   indicated

Oxide              Inferred          9.0            1.1

Sulfide            Inferred          9.3            2.5

   Total                            29.0            1.6

Based on these revised resource estimates, the Company engaged Snowden to identify new economic pit shells using Whittle pit
optimization  software  and  current  economic  parameters.   The
resulting seven pit shells contain proven and probable reserves of 4,776,000 tonnes of oxide ore grading 1.63 g/t Au, for a total of 250,156 ounces of gold.

This estimate is based upon a feasibility study (the Simberi Feasibility Study) of the development of the oxide resources completed in 1996 by Lycopodium Pty. Ltd. of Perth, Western Australia, which identified mineable oxide reserves of 217,800 ounces, of additional exploration conducted in 1997.

The Company has relied on the Simberi Feasibility Study but has updated it by incorporating the new resources and by making relatively small changes to the development plan. This evaluation of the Simberi oxides projects a mine life in excess of six years producing approximately 40,000 ounces of gold per year at an average estimated cost of $173/ounce. Estimated recovery from these reserves and resources is expected to be 91%. Capital costs to achieve production are estimated to be $16.8 million.

During 1998 and 1999, exploration programs within the mining lease on Simberi Island were reduced and no drilling was undertaken.

Ramu Nickel-Cobalt Project

The Company announced that it had agreed to sell its 31.5% interest in the Ramu Nickel-Cobalt deposit to Orogen Minerals Limited (Orogen) on November 29, 1999. The sale closed on March 10, 2000. The Company received $5.0 million at closing and is entitled to two additional payments of $0.25 million upon the completion of financing and upon achievement of commercial production, respectively. The Company recognized a loss on the sale of approximately $4.7 million which was recognized as of December 31, 1999. The sale will be reflected in the first quarter of 2000.

Other Exploration Properties - Canada and Mexico

Canada

In 1997, the Company entered into an agreement with Young-Shannon Gold Mines to earn up to a 65% interest in the Chester Gold Project, located north of Sudbury, Ontario. Due to the decline in gold prices experienced in 1997, development of this project has been delayed indefinitely and its carrying value was written off in 1997.

Mexico

The Company holds two exploration properties in Mexico and is continuing to evaluate the possible acquisition of precious and base metal properties. The carrying value of the properties was written off in 1999.

Risk Factors

Risk factors which may have a significant impact on the future performance of the Company or the value of its shares include:

Risks of Low-Priced Stocks

The Securities and Exchange Commission (the Commission) has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share, subject to certain exceptions. The following penny stock restrictions will not apply to the Company's common shares as long as certain price and volume information is provided on a current and continuing basis or while certain minimum net tangible assets or average revenue criteria are met.

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

Previously, the Company's common shares had been exempted from the penny stock rules due to the Company's listing on the NASDAQ National Market. On May 3, 1999, the Company's shares were delisted from the NASDAQ National Market for the failure to maintain a closing bid price of at least $1.00 in accordance with Marketplace Rule 4450 (a)(5) under Maintenance Standard 1. Currently, the Company meets the net tangible assets and average revenue exemptions and is not subject to the penny stock rules.

In any event, even if the Company's common shares continue to be exempt from such restrictions, it will remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution or penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's common shares were to become subject to the existing rules on penny stocks, the market liquidity for the Company's common shares could be severely adversely affected.

The  Company's common stock continues to be traded on the Toronto
Stock Exchange and began trading on the OTC Bulletin Board upon being delisted from the NASDAQ National Market.

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

World market prices for precious metals and copper are subject to many variables and may fluctuate widely, depending upon world supply and demand and on international economic and political factors. Revenues that the Company may receive for the minerals from any existing projects or from any future mineral discoveries are uncertain and no assurance can be made that prices will be sufficient to warrant commencement or continuation of commercial exploitation.

The  Company  has  in  place certain price protection  agreements covering a portion of its share of production from the Girilambone and Girilambone North Copper Mines to reduce the impact of fluctuations in copper prices through September 2000. If copper prices decline significantly and remain low for an extended period of time after the expiration of the price protection agreements, the Company might, with the consent of its co-venturer, curtail or suspend copper production and sales from Girilambone and Girilambone North.

As the Company has interests in Australia, PNG, Canada and Mexico, its operations will be subject to regulations in these countries and could be adversely affected by unfavorable political developments in these countries. In some countries, precious metals and strategic minerals are sometimes considered to be national assets which may cause impediments to mining operations. It is possible that the Company's assets could be expropriated by governments and that the compensation received, if any, may not reflect the true value of such assets. In addition, governmental regulations often require local participation in mining ventures, and the Company could be hindered in such countries if it is unable to obtain local investors for its operations. Changes to applicable environmental and safety regulations could restrict the Company's operations.

Political and Other Risks in PNG

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

Additional Financing Required

The Company will need additional financing to commercially develop properties including Tritton and Tabar. There can be no assurances that such additional financing will be available in the amounts and at the time necessary to continue exploration on or development of a specific property.

Borrowing Risks

Interest charges on borrowings incurred by the Company may fluctuate because of many factors. High interest rates could have an adverse effect on the Company's operations.

Employee Risks

The Company is generally non-unionized and the majority of its employees are employed under contract or, in the case of seasonal field activities, under short-term contract or as casual labor. Approximately 35-40% of staff employed at the Company's Girilambone operations is unionized, all under one union. There have been no labor disputes since mining operations began in 1992, and a new one-year labor agreement was finalized in 1999 with a nominal expiration date of July 16, 2000. The Company's history of labor relations is excellent and management believes the risk of material adverse effect due to labor unrest is minimal.

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

The Government has introduced a 10% value added tax (VAT) effective July 1, 1999, and a levy of 4% for the mining industry. As a mining and exploration company, the Company is entitled to a refund of any amounts paid under the VAT. The 4% mining levy will be computed under a detailed formula that is intended to achieve a tax neutral outcome arising from the tariff reforms undertaken in conjunction with the introduction of the VAT.

Environmental Liabilities

At December 31, 1999, the Company had reserves of approximately $133,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs reasonably can be estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

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

cutoff grade     -  the   grade  at  which  the  value   of   the
                    recoverable metal contained in each tonne  of
                    ore  meets the cost of recovering that metal.
                    Cutoff  grades can also be chosen to  achieve
                    certain  economic  requirements  or  to  meet
                    certain     product    grade    or    quality
                    requirements   in   the  ores   or   minerals
                    produced.

indicated        -  the  estimated quantity and grade of part  of
resource            a  mineralized body for which the  continuity
                    of   grade,  together  with  the  extent  and
                    shape,   is  so  well  established   that   a
                    reliable grade and tonnage estimate can be made for a deposit of potential merit.

inferred         -  the   estimated  quantity  and  grade  of   a
resource            mineralized body, or a part thereof, that  is
                    determined on the basis of limited  sampling,
                    but  where  there  is  sufficient  geological
                    information and a reasonable distribution  of
                    metal   values  to  outline  a   deposit   of
                    potential economic merit.

leaching         -  a  dissolution of mineral components from ore
                    by appropriate chemicals.

laterite         -  a  naturally  leached iron and aluminum  rich
                    rock, formed at the surface by weathering in tropical conditions.

malachite        -  a green hydrated copper carbonate mineral.

measured         -  resource  intersected  and  tested  by  drill
resource            holes,   underground   openings   or    other
                    sampling procedures at locations which are spaced closely enough to confirm continuity and where geoscientific data are reliably known.

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

probable         -  for  which quantity and grade and/or  quality
reserve             are  computed from similar to that  used  for
                    proven   reserves,   but   the   sites   for,
                    information and a reasonable distribution  of
                    metal  values  are farther or  are  otherwise
                    less   adequately  spaced.   The  degree   of
                    assurance,   lower  than   that   of   proven
                    reserves, is high enough to assume between points of observation.

proven/probable  -  if  the  difference  in degree  of  assurance
reserve             between   proven  and  probable   cannot   be
                    reliably defined.

proven reserve   -  reserves for which quantity is computed  from
                    dimensions  revealed  in outcrops,  trenches,
                    workings   of   drill  holes;  grade   and/or
                    quality   are   computed  from   results   of
                    detailed   samplings;  and  the   sites   for
                    inspection, sampling measurement  are  spaced
                    so  closely  and  the geologic  character  so
                    well  defined  that size,  shape,  depth  and
                    mineral    content    of    reserves     well
                    established.

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

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
          SHAREHOLDER MATTERS

Market Information

The Company's common shares are traded on The Toronto Stock Exchange (TSE) under the symbol "NPF". The Company shares were traded on the National Association of Securities Dealers
Automated Quotation (NASDAQ) system under the symbol "NORPF" until May 3, 1999 and thereafter on the NASDAQ OTC Bulletin Board.

Following is the quarterly range of stock prices for the Company's common shares as reported by The Toronto Stock Exchange
(the TSE) for 1999 and 1998. Per share amounts are reported in Canadian dollars.

1999 (C$)        High         Low

1st Quarter      1.10         .75
2nd Quarter       .95         .70
3rd Quarter      1.00         .72
4th Quarter      1.05         .25

1998 (C$)        High         Low

1st Quarter      4.35         3.00
2nd Quarter      4.25         3.30
3rd Quarter      3.08         1.10
4th Quarter      1.75          .85

The following is the quarterly range of sales prices for the Company's common shares as reported by NASDAQ for 1999 and 1998. The quotations reflect interdealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

1999 (US$)       High         Low

1st Quarter       7/8         31/64
2nd Quarter      11/16        29/64
3rd Quarter      13/16         7/16
4th Quarter      47/64         1/4

1998 (US$)       High         Low

1st Quarter      3 1/8       2
2nd Quarter      3 1/8       2 1/16
3rd Quarter      2 1/4         9/16
4th Quarter      1 5/16        9/16

Dividends

There were no dividends declared or paid in 1999 or 1998 and dividends are not anticipated in the near future. The Company intends to retain earnings to support current operations, to fund exploration and development projects and to repay bank loans.

Shareholders

As of March 31, 2000, the approximate number of shareholders of record of the Company's common shares was 315.



ITEM 6.  SELECTED FINANCIAL DATA


                                                             Year ended December 31
Statement of Operations Data                   1999        1998       1997       1996       1995
                                                    (In thousands, except per share amounts)
Sales                                       $   10,752      13,807     16,328     16,178     14,074
Costs and expenses:
   Cost of sales                                12,827      10,251      8,696      8,969      7,664
   Abandoned and impaired projects               4,750          96     14,293        191        352
   General and administrative                    2,305       2,941      3,827      3,615      3,022

      Total costs and expenses                  19,882      13,288     26,816     12,775     11,038

      Operating earnings (loss)                 (9,130)        519    (10,488)     3,403      3,036

Other income (expenses):
   Interest and other income
    (expense), net                                (149)        233        357        161        448
   Interest expense and amortization
    of debt issuance costs                        (302)       (272)      (371)      (406)      (604)
   Copper contracts gains (losses)                   0           0        372       (304)         0
   Foreign currency forward exchange
    contract gains (losses)                        901        (606)    (2,399)       497       (279)
   Foreign currency transaction
    gains (losses)                                (323)       (589)       502       (114)      (378)

      Total other income
       (expense)                                   127      (1,234)    (1,539)      (166)      (813)

      Earnings (loss) before
       income taxes                             (9,003)       (715)   (12,027)     3,237      2,223

Income taxes                                    (1,281)       (740)     2,300      2,620      1,120

      Net earnings (loss)                   $   (7,722)         25    (14,327)       617      1,103

Basic earnings (loss) per
   common share                             $    (0.60)       0.00      (1.31)      0.06       0.12

Diluted earnings (loss) per
   common share                             $    (0.60)       0.00      (1.31)      0.06       0.10

Dividends paid per share                    $     0.00        0.00       0.00       0.00       0.05

Weighted average shares
   outstanding - basic                          12,961      12,961     10,935     10,053      9,559

Weighted average shares
   outstanding - diluted                        12,961      12,961     10,935     11,687     10,705

Balance Sheet Data
(at year end)

Working capital (deficiency)                $   (6,343)     (1,303)    (1,139)    (3,088)       (60)
Total assets                                    29,961      39,403     40,397     39,741     34,666
Indebtedness                                     2,400       3,000      2,861      5,981      5,430
Shareholders' equity                            17,617      25,339     25,256     24,209     23,460

U.S. GAAP Data

Sales                                       $   10,752      13,807     16,328     16,178     14,074
Net income (loss)                              (10,732)        (73)    (3,304)       617      1,103
Income (loss) per share                          (0.83)       0.00      (0.30)      0.06       0.12
Shareholders' equity                             9,166      19,898     18,334     24,209     23,460




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

Results of Operations

December 31, 1999 compared to December 31, 1998

The Company recorded a net loss of $7,722,000 for the year ended December 31, 1999 compared to net earnings of $25,000 in 1998. The loss was attributed primarily to a $4,679,000 writedown of the value of the Company's interest in the Ramu Nickel-Cobalt mine, which was sold in March 2000, and to an operating loss at the Company's Girilambone copper mine.

Copper sold during 1999 totaled 14,465,000 pounds, a 9.2% decrease from 1998, when 15,922,000 pounds were sold. For the years ended December 31, 1999 and 1998, the Company received an average price of $.72 and $.76 per pound of copper sold, respectively. The copper hedging programs established by the Company resulted in an increase in sales of $403,000 in 1999 and $1,616,000 in 1998. Including the impact of copper hedging programs, the Company realized a net average selling price of
$.74 for the year ended December 31, 1999 compared to $.87 in 1998. Cost of sales per pound of copper increased to $.89 for the year ended December 31, 1999 compared to $.64 in 1998. The increase resulted primarily from the higher rate of amortization on copper production from the Girilambone North ore bodies, compounded by higher rates of copper production from those ore bodies compared to 1998, plus increased depreciation, depletion and amortization as the mine approaches the end of its production life.

The provision for abandoned and impaired properties increased to $4,750,000 for the year ended December 31, 1999 from $96,000 in 1998. The value of the Company's interest in Ramu was written down by $4,679,000 to its sale value, and the carrying value of the Company's Mexican exploration properties was reduced to nil, a writedown of $71,000. The Company wrote off exploration costs of $96,000 in Mexico in 1998.

General and administrative expenses decreased for the year  ended
December  31,  1999  to  $2,305,000  from  $2,941,000  in   1998,
primarily due to decreases in salaries, public relations and consulting costs and other overhead charges.

Interest and other income and expenses decreased for the year ended December 31, 1999 compared to 1998 due to reduced funds available for investment plus expenses related to the sale of Ramu. Interest expense and amortization of debt issuance increased slightly in 1999 from 1998 due to higher debt balances outstanding. Fluctuations in gains and losses from foreign currency forward exchange contracts and from foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the United States dollar. The Australian dollar ended 1999 stronger against the U.S. dollar.

The deferred tax benefit of $1,281,000 in 1999 includes a statutory tax provision of $3,151,000 offset by a provision of $750,000 for the expiration of exploration cost carryforwards and by $718,000 attributable to a change in the valuation allowance for deferred tax assets. The 1998 deferred tax benefit of $740,000 includes an adjustment of deferred taxes provided for in prior years in Australia, offset by a provision of $510,000 attributable to income generated in Australia. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia.

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

The provision for abandoned and impaired properties decreased to $96,000 for the year ended December 31, 1998 from $14,293,000 in 1997. Due to the precipitous decline in gold prices during the fourth quarter of 1997, the Company's review of the Tabar Island Gold Project (Tabar) in PNG indicated that the full carrying value of Tabar was not recoverable at projected gold prices. The Company wrote down the value of this project by $13,381,000 to its estimated fair value of $4,275,000. The Company also wrote off the costs associated with gold projects in Canada ($609,000) and Mexico ($303,000). The Company wrote off exploration costs of $96,000 in Mexico in 1998.

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

The deferred tax benefit of $740,000 in 1998 includes an adjustment of deferred taxes provided for in prior years in
Australia, offset by a provision of $510,000 attributable to income generated in Australia. The deferred tax provision of $2,300,000 in 1997 is attributable to income generated in 1997 from the Girilambone mining operations in Australia. Operating losses incurred in other taxing jurisdictions cannot be used to offset taxable income generated in Australia.

Liquidity and Capital Resources

Cash provided by operating activities was $4,904,000 in 1999 compared to $7,175,000 in 1998 and $8,868,000 in 1997. The decrease in the current year was primarily the result of decreases in the Company's copper production and in the price realized for that production.

Cash used in investing activities included capital expenditures for property and equipment and exploration and development costs. Capital expenditures of $5,000 in 1999, $440,000 in 1998 and $473,000 in 1997 primarily relate to additions to plant, mining and milling equipment at Girilambone. Capitalized deferred exploration and development costs in 1999 of $1,235,000 primarily relate to costs incurred by the Girilambone exploration joint venture. Capitalized costs in 1998 of $6,726,000 related to costs incurred on the Ramu property and by the Girilambone joint venture. Capitalized costs in 1997 of $10,720,000 include costs incurred at Ramu and by the Girilambone joint venture, as well as costs incurred at Tabar.

Cash provided by financing activities consists of borrowings under long-term bank financing agreements and from Resources, offset by repayments, and proceeds from the issuance of common shares.

In December 1998, the Company restructured its Girilambone financing agreement. The agreement requires that all cash proceeds generated from Girilambone mining operations be deposited in a cash collateral account with the lender and to be used to pay any operating costs and expenses, bank fees, interest and principal, and to fund a reserve account with the lender. Any remaining proceeds are then available at the lender's discretion for use by the Company. The lender, as collateral for the loan, holds a security interest in all of the Company's Australian assets including the Company's share of assets at and production from the Girilambone Mines. At December 31, 1999, the balance on the loan was $2,400,000. Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant repayment date or the amount required to reduce the amount outstanding to $1,100,000 on March 31, 2000 and to zero on June 30, 2000.

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

In October 1996, Resources agreed to make available to the Company, at Resources' discretion, an operating loan of up to $2,000,000, which was increased to $4,000,000 in May 1997, payable upon demand and bearing interest at prime plus 1%. Funds advanced under the operating loan from October 1996 to June 1997 totaled $3,748,000. Concurrent with the closing of the offering described above, the Company repaid $2,000,000 to Resources and Resources agreed to convert the remaining $1,748,000 balance due them to 349,549 Units at $5.00 per unit.

The Company believes funds required for its ongoing overhead expenses will be available from cash provided by Girilambone mining operations. Should development proceed on the Tritton copper project or the Simberi Island gold project, the Company will be required to seek funds for such development through additional debt and/or equity financings. There can be no assurance that the Company will be able to obtain sufficient financing to develop these projects on terms acceptable to the Company. Should financing not be available on acceptable terms, the Company may attempt to sell a portion of its interest in these projects for cash or seek additional partners to assist in the development efforts.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of adverse changes in commodity prices, foreign currency exchange rates and interest rates as discussed below.

Commodity Price Risk

The Company sells copper produced from its Girilambone mine in Australia. As a result, the Company's financial results are affected when the price of copper fluctuates. In order to protect the selling price of a portion of the production from the mine, the Company has entered into swap agreements covering approximately 27% of the Company's share of production from the mine for 2000. Under the terms of the swap agreements, the Company receives the difference between a fixed price of copper and the current market price of copper at the date of settlement if the current market price is lower. If the current market price is higher, the Company pays the difference. As of December 31, 1999 the Company had entered into swap agreements covering a total of 3,960,000 pounds of copper at a fixed price of $.80 per pound. Swaps covering 331,000 pounds are scheduled to settle each month during 2000. Since the swap agreements are designated as hedges of anticipated copper sales, any gains or losses realized upon settlement of the swaps are included in sales when the hedged production is sold.

Foreign Currency Risk

A substantial portion of the operating costs of the Girilambone mine are incurred in Australian dollars. Since the functional currency of the Company's Australian operations is the US dollar, the Company is exposed to changes in the exchange rate between the US dollar and the Australian dollar. The Company has entered into foreign currency forward exchange contracts which are designed to protect against the effect of exchange rate fluctuations on a portion of the operating costs of Girilambone. Outstanding contracts at December 31, 1999 totaled $9,450,000 at an average exchange rate of A$1.00 = US$0.742. The amounts maturing in 2000 are as follows: January, $1,949,575; February, $750,000; March, $750,000; April, $750,000; May, $750,000; June,
$750,000;    July,   $750,000;   August,   $750,000;   September,
$1,500,000; and October, $750,000. Since these contracts relate to the foreign currency exchange risk of anticipated transactions, under current accounting standards, realized and unrealized gains or losses on these contracts are included currently in the results of operation. As of December 31, 1999, cumulative unrealized losses of $1,150,000 have been recognized in the income statement and recorded as a liability.

Interest Rate Risk

The Company has long term debt outstanding of $2,400,000 at December 31, 1999. The loan bears interest at the Singapore Interbank Offered Rate (SIBOR) plus 1 1/2% (7.52% at December 31,
1999). Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant payment date or the amount required to reduce the amount outstanding to $1,100,000 at March 31, 2000 and to zero on June 30, 2000. Since the interest rate on the loan outstanding is variable and is reset periodically, the Company is exposed to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements as of December 31, 1999 and
1998  and  for  each of the years in the three-year period  ended
December 31, 1999 follow.



                  Independent Auditors' Report


The Board of Directors
Nord Pacific Limited:

We have audited the accompanying consolidated balance sheets of Nord Pacific Limited and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nord Pacific Limited and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for the years ended December 31, 1999 and 1998 and stockholders' equity as of December 31, 1999 and 1998, to the extent summarized in note 14 to the consolidated financial statements.



                         KPMG LLP


Denver, Colorado
April 5, 2000




                  Independent Auditor's Report


Board of Directors and Shareholders
Nord Pacific Limited:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Nord Pacific Limited and subsidiaries (the Company) for the year ended December 31, 1997 (all expressed in U.S. dollars). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended December 31, 1997 in conformity with accounting principles generally accepted in Canada.




DELOITTE & TOUCHE
Chartered Accountants
Hamilton, Bermuda
March 20, 1998



                             NORD PACIFIC LIMITED
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                        (In thousands of U.S. Dollars)




Assets                                                                             1999              1998
Current assets:
 Cash and cash equivalents                                                      $      102           1,416
 Accounts receivable:
  Trade                                                                                950           1,384
  Other, including joint venture partner                                               146             402
 Inventories:
  Copper metal                                                                         260             191
  Supplies                                                                             175             166
 Prepaid expenses                                                                       79              87

    Total current assets                                                             1,712           3,646

Deferred costs associated with ore under leach, net of accumulated
 amortization of $22,740 in 1999 and $16,192 in 1998 (note 2)                        8,228           9,413

Property, plant and equipment at cost less
 accumulated depreciation (note 3)                                                   2,282           3,605

Deferred exploration and development costs:
 Girilambone, net of accumulated amortization of $4,434 in
  1999 and $2,917 in 1998 (note 2)                                                   2,045           3,527
 Exploration and development prospects (note 4)                                     15,591          19,141

Other assets                                                                           103              71

                                                                                $   29,961          39,403


See accompanying notes to consolidated financial statements.




                            NORD PACIFIC LIMITED
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1999 and 1998

                         (In thousands of U.S. Dollars)



Liabilities and Stockholders' Equity                                          1999                 1998
Current liabilities:
 Accounts payable:
  Trade                                                                     $     1,356            1,715
  Affiliates                                                                      2,091              594
 Accrued expenses                                                                 1,058              484
 Current maturities of long-term debt (note 5)                                    2,400              600
 Payable on foreign currency contracts (note 6)                                   1,150            1,556

    Total current liabilities                                                     8,055            4,949

Long-term liabilities:
 Long-term debt (note 5)                                                              0            2,400
 Payable on foreign currency contracts (note 6)                                       0            1,144
 Deferred income tax liability (note 11)                                          4,019            5,300
 Retirement benefits (note 12)                                                      270              271

    Total long-term liabilities                                                   4,289            9,115

Stockholders' equity (notes 7 and 9):
 Common shares, no par value; unlimited authorized shares.
  Issued and outstanding 12,960,803 shares in 1999 and 1998                      47,375           47,375
 Accumulated deficit                                                            (30,556)         (22,834)
 Foreign currency translation adjustment                                            798              798

    Total stockholders' equity                                                   17,617           25,339

Commitments and contingent liabilities (notes 8, 12, 13 and 15)

                                                                            $    29,961           39,403

See accompanying notes to consolidated financial statements.




                           NORD PACIFIC LIMITED
                             AND SUBSIDIARIES

                    Consolidated Statements of Operations

                Years ended December 31, 1999, 1998 and 1997

   (In thousands of U.S. dollars, except share and per share amounts)



                                                         1999               1998               1997
Sales (note 10)                                      $     10,752           13,807            16,328

Costs and expenses:
 Cost of sales (note 2)                                    12,827           10,251             8,696
 Abandoned and impaired properties (note 4)                 4,750               96            14,293
 General and administrative:
  Nord Resources Corporation (note 7)                           0                0               566
  Other                                                     2,305            2,941             3,261

    Total costs and expenses                               19,882           13,288            26,816

    Operating earnings (loss)                              (9,130)             519           (10,488)

Other income (expense):
 Interest and other income (expense), net                    (149)             233               357
 Interest expense and amortization of debt
  issuance costs                                             (302)            (272)             (371)
 Foreign currency forward exchange contract
  gains (losses) (note 6)                                     901             (606)           (2,399)
 Foreign currency transaction gains (losses)                 (323)            (589)              502
 Copper contracts gains (losses) (note 6)                       0                0               372

    Total other income (expense)                              127           (1,234)           (1,539)

    Earnings (loss) before income taxes                    (9,003)            (715)          (12,027)

Income taxes (note 11)                                     (1,281)            (740)            2,300

    Net earnings (loss)                              $     (7,722)              25           (14,327)

Earnings (loss) per common share                     $      (0.60)              -*             (1.31)

Weighted average common shares outstanding             12,961,000       12,961,000        10,935,000

*  Less than $.01 per share


See accompanying notes to consolidated financial statements.




                            NORD PACIFIC LIMITED
                              AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity

              Years ended December 31, 1999, 1998 and 1997

              (In thousands of U.S. dollars, except shares)



                                                                       Common stock           Common     Additional
                                                                       outstanding            shares      paid-in    Accumulated
                                                                  Shares          Amount    subscribed    capital      deficit

Balance, December 31, 1996                                       9,515,654      $    476          0         31,467       (8,532)

Net loss                                                                 0             0          0              0      (14,327)
Exercise of options                                                 35,600             2          0            153            0
Common shares issued in public offering, net of offering costs   2,460,000           123          0         10,561            0
Compensation relating to options issued to non-employees                 0             0          0            110            0
Conversion of debt to common shares                                349,549            17          0          1,731            0
Common shares subscribed                                                 0             0      2,700              0            0
Compensation relating to options issued                                  0             0          0            (23)           0

Balance, December 31, 1997                                      12,360,803           618      2,700         43,999      (22,859)

Net earnings                                                             0             0          0              0           25
Issuance of common shares subscribed                               600,000            30     (2,700)         2,670            0
Costs related to common shares subscribed                                0             0          0             (4)           0
Compensation relating to options issued to non-employees                 0             0          0             62            0
Change in par value of common shares from $.05 per share
 to no par value                                                         0        46,727          0        (46,727)           0

Balance, December 31, 1998                                      12,960,803        47,375          0              0      (22,834)

Net loss                                                                 0             0          0              0       (7,722)

Balance, December 31, 1999                                      12,960,803      $ 47,375          0              0      (30,556)

See accompanying notes to consolidated financial statements.



                            NORD PACIFIC LIMITED
                              AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                 Years ended December 31, 1999, 1998 and 1997

                       (In thousands of U.S. dollars)



                                                                            1999          1998          1997
Operating activities:
 Net earnings (loss)                                                    $   (7,722)          25        (14,327)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Depreciation                                                              1,328        1,573          1,148
   Amortization                                                              8,106        6,619          3,565
   Abandoned and impaired properties                                         4,750           96         14,293
   Compensation relating to stock options issued                                 0           62            110
   Unrealized loss (gain) on foreign currency contracts                     (1,550)         606          2,399
   Foreign currency transaction gain                                             0            0           (502)
   Deferred income taxes                                                    (1,281)        (740)         2,300
   Provision (credit) for retirement benefits                                   (1)         167            104
   Derivative financial instruments                                              0            0           (372)
   Change in assets and liabilities:
    Accounts receivable                                                        690         (330)           146
    Inventories                                                                (78)         (16)            (9)
    Other assets                                                               (73)           0              0
    Prepaid expenses                                                             8           50            (42)
    Accounts payable                                                           203          823           (319)
    Accrued expenses and other liabilities                                     524       (1,760)           374

      Net cash provided by operating activities                              4,904        7,175          8,868

Investing activities:
 Capital expenditures                                                           (5)        (440)          (473)
 Deferred exploration and development costs                                 (1,235)      (6,726)       (10,720)
 Deferred costs associated with ore under leach                             (5,363)      (5,117)        (4,023)

      Net cash used in investing activities                                 (6,603)     (12,283)       (15,216)

Financing activities:
 Borrowing of long-term debt                                                   400        1,521          2,981
 Repayments of long-term debt                                               (1,000)      (1,383)        (5,153)
 Advances on copper sales                                                       50            0              0
 Advances from Nord Resources Corporation, net                                 935          343            669
 Issuance of common shares for cash                                              0        2,700         12,300
 Costs associated with issuance of common shares                                 0           (4)        (1,735)
 Stock options exercised                                                         0            0            155

      Net cash provided by financing activities                                385        3,177          9,217

Effect of exchange rate changes on cash and cash equivalents                     0           (4)            43

      Increase (decrease) in cash and cash equivalents                      (1,314)      (1,935)         2,912

Cash and cash equivalents - beginning of year                                1,416        3,351            439

Cash and cash equivalents - end of year                                 $      102        1,416          3,351

Cash paid for interest                                                  $       53          241            371

Non-cash transactions:
 Conversion of long-term debt due to Nord Resources
  Corporation into common stock  (note 7)                               $        0            0          1,748

 Common stock subscribed                                                $        0            0          2,700


See accompanying notes to consolidated financial statements.






(1)  Summary of Significant Accounting Policies

   (a) Company Description and Basis of Presentation

       Nord Pacific Limited and its subsidiaries (collectively, the Company) are engaged in the production of copper and in the exploration for gold, copper, and other minerals in Australia, Papua New Guinea (PNG), and North America.

       In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998. As a Canadian Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada. These principles differ in certain respects from those in the United States as described in Note 14.

   (b) Principles of Consolidation

       The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 40% interest in the Girilambone copper property in Australia and its 50% interest in the Girilambone North Project (collectively Girilambone). The financial statements include the Company's proportionate share of the assets, liabilities and operations of Girilambone.
       All significant intercompany accounts and transactions are eliminated at consolidation.

   (c) Use of Estimates

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

   (d) Cash and Cash Equivalents

       The  Company  considers all investments with  an  original maturity  of  three months or less to be cash equivalents.
       The   carrying   amount  of  cash  and  cash   equivalents
       approximates fair value.

   (e) Inventories

       Inventories are valued at the lower of cost (first-in, first-out method) or market.

   (f) Deferred Costs Associated with Ore Under Leach

       Costs at Girilambone incurred with respect to ore under leach are deferred and amortized using the units of production method over the remaining estimated reserves. The Company continually evaluates and refines estimates used to determine the amortization and carrying amount of deferred costs associated with ore under leach based upon actual copper recoveries and mine operating plans.

   (g) Property, Plant and Equipment

       Plant, mining and milling equipment at Girilambone is depreciated using the units-of-production method over the estimated remaining reserves. Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years.

   (h) Deferred Exploration and Development Costs

       All costs directly attributable to exploration and development are deferred. Costs related to producing properties are amortized using the units-of-production method over the estimated recoverable reserves. Deferred costs are carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

   (i) Impairment of Mining Properties and Projects

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

   (j) Debt Issuance Costs

       Professional  fees  and  other  costs  relating   to   the
       issuance of debt are capitalized and amortized over the term of the related borrowings.

   (k) Foreign Currency Translation

       The functional currency for operations conducted in Australia is the U.S. dollar. Adjustments to monetary assets and liabilities denominated in Australian dollars as a result of changes in the exchange rate between U.S. dollars and Australian dollars are recognized currently in the statement of operations as foreign currency transaction gains and losses.

   (l) Financial Instruments

       Gains and losses related to qualifying hedges of anticipated copper sales are deferred and recognized in the statement of operations as a component of sales at the settlement date. Option premiums paid are deferred until the date of settlement or expiration of the option.

       Realized and unrealized gains and losses on foreign currency forward exchange contracts and other derivative financial instruments that do not qualify as hedges are recognized currently in the statement of operations.
       Unrealized gains or losses are included as assets or liabilities in the balance sheet.

   (m) Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding. For the years ended December 31, 1999, 1998 and 1997, the assumed exercise of options and warrants was antidilutive and therefore not included in the weighted average shares computation.

(2)  Girilambone

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


                                                              Amounts included in
                                  Total Girilambone              accompanying
                                    Joint Ventures            financial statements
                                      December 31                  December 31
                                     1999        1998             1999       1998

Current assets                   $  3,625         3,132          1,506        1,290

Deferred costs associated with     16,456        19,290          8,228        9,413
ore under leach, net

Property, plant and equipment,      4,450         7,356          1,816        2,981
net

Deferred exploration and            5,751         9,673          2,045        3,527
development costs, net

      Total assets                 30,282        39,451         13,595       17,211

Current liabilities                (2,983)       (4,071)        (1,197)      (1,749)

Partners' equity                 $ 27,299        35,380         12,398       15,462

Company's share of equity        $ 13,682        16,916
Less elimination                   (1,284)       (1,454)

Net assets recorded by the       $ 12,398        15,462
Company


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

   Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint venture's financial statements. Copper production is distributed to each venturer based on their respective ownership interest. The sale of copper produced is the responsibility of each venturer. Cost and expense data related to the operation of the mine is as follows:

                                 Year ended December 31,
                              1999         1998        1997
                                      (In thousands)

Cost of copper sales:
Total Girilambone         $  27,173      24,563      21,048
Included in financial        12,827      10,251       8,696
statements

General and
administrative:
Total Girilambone         $     416         398         538
Included in financial           190         182         242
statements

(3)  Property, Plant and Equipment

                                       December 31,
                                    1999         1998
                                     (In thousands)

Land                             $   362          362
Plant, mining and milling          9,373        9,439
equipment
Furniture and fixtures               722          708

                                  10,457       10,508

Less accumulated depreciation     (8,175)      (6,904)
                                 --------      -------
                                 $ 2,282        3,605


(4)  Deferred Exploration and Development Costs

   Deferred exploration and development costs by prospect are as follows:

                                        December 31,
                                     1999         1998
                                       (In thousands)

Ramu                               $ 5,250        9,519
Tabar Islands                        4,886        4,355
Girilambone exploration area         5,249        5,006
(including Tritton)
Other                                  206          261
                                   -------       ------
                                   $15,591       19,141

   (a) Ramu

       Through  December  31,  1998  the  Company  owned  a   35%
       interest in the Ramu Joint Venture (Ramu) which was formed to explore for nickel and cobalt in PNG. A feasibility study conducted in 1998 found that commercial production of nickel and cobalt would be economically feasible at Ramu.

       During 1999, a third party exercised its right to acquire a 10% interest in the project by agreeing to fund its share of future development costs. Each of the joint venture partners' original interests were reduced proportionately.

       In November 1999, the Company reached an agreement to sell its 31.5% interest in Ramu to an unrelated third party for $5,250,000. The Company is also entitled to two additional payments of $250,000 upon the completion of financing and upon achievement of commercial production. Upon execution of the agreement, the Company recognized an impairment charge of $4,750,000 to reduce the carrying value of the property to the sales price. The sale closed in March 2000.

   (b) Tabar Islands

       The Company owns a 100% interest in a gold exploration project in the Tabar Islands (Tabar), north of PNG. On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island. While the government of PNG will have no participating interest, if production commences, a royalty of 2% of sales will be payable to the government.

       At December 31, 1997, the Company owed one of Tabar's former owners $650,000 upon the issuance of a Special
       Mining Lease by the Government of PNG. In 1998, it was determined that a Special Mining Lease would not be issued. Accordingly, the Company eliminated the note payable with a corresponding credit to deferred exploration and development costs.

       Tabar's former owners have an option to reacquire 50% of the project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually. If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised.

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

   (c) Girilambone Exploration Area

       The Company has a 50% interest in an exploration joint venture formed to explore areas adjacent to its Girilambone copper mine. Under the terms of the joint venture agreement the Company is required to fund its 50% share of exploration costs. Exploration efforts are continuing in the Girilambone exploration area to identify additional mineable reserves.

   The Company is seeking additional financing to develop its properties. The Company cannot predict whether financing will be available to develop these properties and thus whether the deferred exploration and development costs will ultimately be recovered.

(5)  Long-Term Debt
                                         December 31,
                                       1999         1998
                                        (In thousands)

Girilambone financing agreement    $  2,400       3,000
Less current maturities              (2,400)       (600)
                                   ---------      ------
Long-term debt                     $      -       2,400

   The Girilambone financing agreement provided for borrowings of up to $3,600,000. The loan bears interest at Singapore Interbank Offered Rates (SIBOR) plus 1-1/2% (7.52% at December 31, 1999). Principal payments are payable quarterly at the greater of 50% of available cash flow, as defined, for the quarter ending on the relevant repayment date or the amount required to reduce the amount outstanding to $1,100,000 on March 31, 2000 and to zero on June 30, 2000.
   The agreement also contains certain debt coverage ratio requirements. As collateral for the loan, the lender has a security interest in the Australian assets of the Company, including the Company's share of assets of and production from Girilambone.

   Under the agreement, all cash proceeds generated from Girilambone operations are required to be deposited with the lender to be used to pay any costs and expenses related to the project, bank fees, interest and principal and to fund a reserve account with the lender. Any remaining proceeds are available, at the lender's discretion, for use by the Company.

   The estimated fair value of the Company's outstanding debt at December 31, 1999 and 1998 approximates its carrying amount.

(6)  Financial Instruments

   The Company utilizes certain financial instruments, primarily copper hedging agreements and foreign currency forward exchange contracts, to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar.

   (a) Copper Agreements

       The Company's strategy has been to enter into put options and swap agreements which are designated as hedges of future copper production.

       At December 31, 1999, the Company had entered into swap agreements covering a total of 11,905,000 pounds of copper at a fixed price of $.75 per pound. Contracts totaling 992,000 pounds of copper settled each month during 1999. Upon settlement the Company received the difference between the fixed price and the current price of copper if the current price was lower, or the Company paid the difference if the current price was higher. As a result, the Company was assured of receiving a price of $.75 per pound for this hedged production.

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

       The Company entered into swap and call option agreements with a single counterparty covering a total of 13,200,000 pounds of copper which settled each month during 1997. The swap agreements locked in a fixed forward price as a floor, and the call options permitted the Company to benefit from an increase in copper price above the call price. Under this combination swap and call option arrangement, at the settlement date for each copper contract during 1997, the Company received $l.02 per pound plus the excess, if any, of the market price of copper (as quoted on the London Metals Exchange) over $1.11 per pound. The copper swap agreements equal to the anticipated level of copper sales were designated as hedges, with gains and losses reflected as the hedged copper was sold. The swap agreements in excess of the anticipated copper sales and the call options did not qualify as hedges and were marked to market with unrealized and realized gains or losses included in earnings.

       Sales for the years ended December 3l, 1999, 1998 and 1997, include gains of $403,000, gains of $1,616,000 and losses of $54,000, respectively, that were realized in settlement of copper hedging contracts.

       The Company has entered into swap agreements covering a total of 3,960,000 pounds of copper at a fixed price of $.80 per pound, representing approximately 30% of the Company's share of budgeted production for 2000. Contracts totaling 330,000 pounds of copper are settled monthly. Upon settlement, the Company receives the difference between the fixed price and the current price of copper if the current price is lower, or the Company pays the difference if the current price is higher. As a result, the Company is assured of receiving a price of $.80 per pound for this hedged production.

       The  following table summarizes the market  value  of  the
       copper   contracts  determined  based  upon  price  quotes
       received from the counterparty to the agreements.

                           Notional      Strike        Fair
                           amount        price        value -
                                          per          asset
                                         pound
                                                   (in thousands)

At December 31, 1999:
   Swap                   3,960,000     $  .80        (295)
   contracts               pounds

At December  31, 1998:
   Swap                  11,905,000        .75         737
   contracts               pounds

   (b) Foreign Currency Forward Exchange Contracts

The Company has entered into foreign currency forward exchange contracts to protect against Australian currency fluctuations related to payment of a portion of the expected operating costs of Girilambone. Since these contracts are not specifically identified with anticipated transactions, realized and unrealized gains and losses on these contracts are included currently in the results of operations. For the year ended December 31, 1999, the Company recorded realized and unrealized gains of $901,000 compared to losses of $606,000 and $2,399,000 in 1998 and 1997, respectively. Outstanding contracts at December 31, 1999 totaled $9,450,000 at an average exchange rate of A$1.00 = US$0.742. The amounts maturing in 2000 are as follows: January, $1,949,575; February, $750,000; March, $750,000; April, $750,000; May,
$750,000;  June,  $750,000;  July,  $750,000;  August,  $750,000;
September, $1,500,000; and October, $750,000.

   (c) Counterparty Risk

       The Company is exposed to credit risks in the event of nonperformance by the counterparties to the various agreements described above. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements. The Company does not obtain collateral or other security to support financial instruments subject to credit risk.

(7)  Nord Resources Corporation

   Nord  Resources  Corporation (Resources)  owned  approximately
   28.5% of the outstanding common stock of the Company as of December 31, 1999 and 1998.

   Accounts payable to affiliates includes amounts payable to Resources of $1,378,000 and $443,000 at December 31, 1999 and 1998, respectively. The balance at December 31, 1999 includes a note payable in the amount of $750,000 due
   September 30, 2000 with interest payable at 10%. The remaining amounts payable to Resources are on open account and do not bear interest. These amounts represent amounts due under an agreement entered into with Resources in 1998 to share office space, administrative personnel and other expenses on a 50/50 basis. Subsequent to December 31, 1999 the  note  was repaid in full.  Interest expense on  the  note for 1999 was $18,000. Accounts payable to affiliates also include amounts payable to the Company's joint venture partner in Girilambone for operating costs of the mine.

   In 1997, Resources provided certain services to the Company under a management agreement. Under the terms of the agreement, Resources was paid a monthly fee of $7,000 and was reimbursed for all direct expenses incurred on behalf of the Company. Management believes that the costs that would have been incurred had the Company obtained such services on a stand-alone basis would have approximated the amounts paid to Resources. The total amount paid to Resources was $566,000 for the year ended December 31, 1997.

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

(8)  Operating Leases

   The Company leases its office space and certain equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

              2000                  $  140
              2001                     141
              2002                     142
              2003                     143
              2004                      79
              Thereafter                11
                                    -------
                                    $  656

   Rent expense for operating leases was $144,082, $112,433 and $125,885 for the years ended December 31, 1999, 1998 and 1997, respectively.

(9)  Shareholders' Equity

   (a) Canadian Offering

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

   (b) Private   Placement   to   Mineral  Resources   Development
       Company Pty, Limited (MRDC)

       On December 12, 1997, the Company completed the sale of 600,000 common shares to MRDC, a corporation wholly owned by the Government of Papua New Guinea. These shares were sold at a price of US$4.50 (C$6.40) per share and gross proceeds totaled US$2,700,000 (C$3,840,000). After payment of certain legal and issuance costs, net proceeds were US$2,677,000.

   (c) Stock Option Plans and Other Option Grants

       The Company has established three incentive stock option plans, the 1989 Stock Option Plan, the 1991 Stock Option Plan and the 1995 Stock Option Plan (the Plans) for the benefit of employees and directors of the Company. The Company has also granted options which are not governed by the terms of the Plans (the Non-Plan Options). At December 31, 1999, Non-Plan Options covering 787,000 shares have been granted to officers and Directors of the Company and are outstanding. During 1998 and 1997, Non-Plan Options covering 49,000 and 53,000 shares, respectively, were issued to certain consultants to the Company.

       Options are granted at an exercise price equal to or in excess of the quoted market price on the date of the grant. Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant. At December 31, 1999, 104,080 shares are available for future option grants under the terms of the Plans.

       A summary of the status of the Company's outstanding stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended follows:


                      1999                    1998                        1997
                            Weighted                Weighted                    Weighted
                            average                 average                      average
                            exercise                exercise                    exercise
                 Options    price      Options       price         Shares         price

Outstanding at
beginning of     2,299,998   $3.92    1,924,678    $ 4.26          1,664,200     $ 4.05
year

Granted                  -       -      499,000      2.68            296,078       5.47
Exercised                -       -            -         -            (35,600)      4.34
Forfeited         (276,000)   4.38     (123,680)     4.38                  -          -


Outstanding at
end of year      2,023,998    3.86    2,299,998      3.92          1,924,678       4.26


Options
exercisable at   1,888,998    3.95    1,923,998      4.04          1,574,800       4.10
year-end



The following table summarizes information about stock options outstanding at December 31, 1999:

   Exercise                   Weighted
    prices        Options      average       Options
   per share    outstanding   contract     exercisable
                                life
                               (years)

$    2.41       100,000       3.42          50,000
     2.54       216,000       1.02         216,000
     2.75       383,000       4.99         292,000
     3.91        36,000       2.25          36,000
     4.00       362,000       0.12         362,000
     4.26       272,800       3.95         272,800
     4.38        84,000       4.26          84,000
     4.50       309,120       1.09         309,120
     4.80        12,000       4.03          12,000
     5.25       111,078       5.72         111,078
     5.69       150,000       1.75         150,000

$  2.41-5.69    2,035,998     3.85         1,894,998

   (d) Stock Bonus Plan

       The 1990 Stock Bonus Plan provides for the issuance of  up
       to   80,000  common  shares  as  incentive  bonuses.    At
       December 31, 1999, 76,193 shares have been awarded and 3,807 shares are available for future awards.

(10) Significant Customers

   Sales  in  1999  included copper sales  to  two  customers  of
   $7,246,000  and  $1,551,000.  Sales in  1998  included  copper sales to two customers of $8,026,000 and $3,051,000. Sales in 1997 included copper sales to three customers of $8,277,000, $2,991,000 and $2,507,000. Management does not believe that the loss of any of these customers would have a material adverse effect on the Company.

(11) Income Taxes

   Income tax expense (benefit) consists entirely of future income taxes payable in Australia. These amounts differ from the amounts computed by applying the U.S. statutory income tax rate of 35% to consolidated income (loss) before income tax expense as a result of the following:

                                        Year ended December 31,
                                    1999          1998        1997

Income taxes (benefit) at         $ (3,151)       (250)      (4,060)
statutory rate

Foreign income taxes at
effective rates
in excess of the U.S.                  112          14          (98)
statutory rate

Change in the valuation
allowance for
deferred tax assets                    718        (176)       4,266

Non-deductible losses of               113         233        1,832
subsidiaries

Expiration of exploration
cost carryforwards in Papua            750           -            -
New Guinea

Adjustment of deferred
taxes provided
for in prior years in                    -      (1,250)           -
Australia

Other                                  177         689          360

Total                             $ (1,281)       (740)       2,300


   The tax effects of temporary differences that give rise to future income tax assets and future income tax liabilities for Australia, the United States, Papua New Guinea and Mexico are as follows:

                                                  December 31,
                                              1999          1998
                                                 (In thousands)

Australia:
Future income tax liabilities:
Deferred leach costs                        $ (2,962)       (3,389)
Exploration and development costs               (977)       (1,626)
Plant, property and equipment                    (52)         (245)
Other                                            (28)          (40)

Total Australia                             $ (4,019)        5,300

United States:
Future income tax asset -
net operating loss carryforwards               1,492         1,518

Valuation allowance                           (1,492)       (1,518)

Total United States                         $      -             -

Papua New Guinea:
Future income tax assets:
Net operating loss carryforwards            $  1,438             -
Exploration cost carryforwards                 5,058         5,802
Valuation allowance                           (6,496)       (5,802)

Total Papua New Guinea                      $      -             -

Mexico:
Future income tax asset -
net operating loss carryforwards            $    775           725

Valuation allowance                             (775)         (725)

Total Mexico                                $      -             -


   A valuation allowance has been provided for all of the Company's net future income tax assets in the United States, Papua New Guinea and Mexico based on the history of operating losses for the Company in these countries and limitations on the use of the carryforwards. The Company's operations in Canada are not significant.

(12) Pension Plans

   The Company has a defined contribution pension plan covering certain employees of its Australian operations. Under the terms of the plan, the Company contributes an amount equal to 10% of the employee's wages. Pension costs were $41,000, $38,000 and $48,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

   The Company has an unfunded non-contributory defined benefit program for two of its executive officers. Under the terms of the program for one of the executive officers, the Company is obligated to pay a lump sum benefit that matches the difference, if any, between the present value of the executive's retirement benefit and the cash surrender value of an insurance policy owned by the executive at age 62. At December 31, 1999 and 1998, the cash surrender value of the policy of $319,670 and $275,265, respectively, has been offset against the accrued retirement benefit liability.

   The following tables set forth the changes in the projected benefit obligation for the years ended December 31, 1999, 1998 and 1997 and the funded status of the plan and amounts recognized in the Company's balance sheet at December 31, 1999 and 1998:

                                        December 31,
                                1999        1998        1997
                                       (In thousands)

Change in projected
benefit obligation
  Benefit obligation,            $ 271       350         501
     beginning of period
  Service cost                      25        23           -
  Interest cost                     18        15           -
  Actuarial gain                   (44)     (117)       (151)

  Benefit obligation, end        $ 270       271         350
     of period

                                                   December 31,
                                                 1999        1998
                                                  (In thousands)

Funded status:
Projected benefit obligation                $  (270)        (271)
Unrecognized net loss (gain)                    (36)           9
Unrecognized prior service cost                  86          103

Net amount recognized                       $  (220)        (159)

Amounts recognized in the balance sheet:
Accrued benefit liability                   $  (270)        (271)
Intangible asset                                 50          112

Net amount recognized                       $  (220)        (159)
   The following tables set forth the components of net periodic benefit costs for the years ended December 31, 1999, 1998 and 1997:
                                 Year ending December 31,
                              1999         1998        1997
                                      (In thousands)

Components of net
periodic benefit cost:
  Service cost            $ 25              23           -
  Interest cost             18              15           -
  Amortization of prior     17              17           -
service cost

  Net periodic            $ 60              55           -
benefit cost

Assumptions:
  Discount rate            7.75%           6.75%       7.25%
  Expected return on       N/A              NA          NA
  plan assets
  Rate   of  compensation       -            -           -
  increase

(13) Employment Agreements
   The Company has agreements with two of its officers which contain change in control provisions which would entitle one officer to receive 50% of his salary and the other officer to receive 200% of his salary in the event of a change in control of the Company and a change in certain conditions of their employment. The maximum contingent liability under these agreements is approximately $470,000 at December 31, 1999.

(14)  Difference  Between  Canadian and U.S.  Generally  Accepted
Accounting Principles
   The  consolidated financial statements have been  prepared  in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

   Canadian  accounting principles provide for  the  deferral  of exploration expenditures until such time as the property is put into production or the property is abandoned or disposed of through sale, or when it is no longer considered to be commercially viable. For U.S. GAAP purposes, the Company has expensed all exploration costs until such time as the Company establishes, generally by completing a detailed feasibility study, that a commercially mineable deposit exists. During 1999, the Company changed its method of accounting for completing detailed feasibility studies on its properties to expense those costs as incurred. The cumulative effect of this change, calculated as of January 1, 1999 was $4,355,000, which amount was charged to operations in 1999 as the cumulative  effect  of  a change in accounting  principle  for
   U.S. GAAP purposes. Management believes the newly adopted accounting method is preferable because it is the more predominant method used in the mining industry and it will better reflect operating income and cash flow.
   Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires that a company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Under U.S. GAAP, the accumulated other comprehensive income at both December 31, 1999 and 1998, is $798,000, representing cumulative foreign currency translation adjustments. Since there was no change in this amount in 1999, 1998 or 1997 comprehensive income under U.S. GAAP is equal to the net loss under U.S. GAAP for those periods presented below.

   Other differences between Canadian GAAP and U.S. GAAP as they relate to these financial statements are not significant.

   The application of U.S. GAAP would have had the following effect on the Company's balance sheets:

                                    December 31,
                            1999                   1998
                   Canadian      U.S.      Canadian      U.S.
                    GAAP        GAAP        GAAP         GAAP
                                 (In thousands)

Deferred
exploration and   $ 15,591      5,250        19,141      11,897
development
costs

Deferred tax      $ 4,019       2,129         5,300       3,498
liability

Shareholders'     $ 17,617      9,166        25,339      19,898
equity

   The application of U.S. GAAP would have had the following effect on the Company's statements of operations:

                                 Year ended December 31,
                              1999        1998         1997
                                     (In thousands)

Net earnings (loss) -       $  (7,722)       25        (14,327)
Canadian GAAP

Accounting for                  1,258      (322)        10,385
exploration costs

Income tax effect                  87       370            638

Earnings (loss) before
cumulative effect of
change in method of            (6,377)       73         (3,304)
accounting - U.S. GAAP

Cumulative effect of
change in method of            (4,355)        -              -
accounting

Net earnings (loss)-        $ (10,732)       73         (3,304)
U.S. GAAP

                                 Year ended December 31,
                                1999        1998         1997
                                       (In thousands)

Loss per share before
cumulative effect of
change in method of         $    (.49)        -           (.30)
accounting - U.S. GAAP

Change in method of
accounting - U.S. GAAP      $    (.34)        -              -

Loss per share - U.S.       $    (.83)        -           (.30)
GAAP


   (a) Additional  Disclosures Required Under U.S.  GAAP  -  Stock
       Compensation

       For U.S. GAAP purposes, the Company has elected to measure compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is consistent with the method used for Canadian GAAP. Had compensation cost for the Company's option grants in 1995 and subsequent years been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share under U.S. GAAP would have been reduced to the pro forma amounts indicated below:

                               Year ended December 31,
                             1999       1998       1997
                                   (In thousands)

Net loss -   As          $ (10,732)     (73)     (3,304)
U.S. GAAP    reported
             Pro forma     (10,848)    (614)     (3,770)

Loss per
share -
U.S. GAAP    As               (.83)       -        (.30)
             reported
             Pro forma        (.84)    (.05)       (.34)

       No  options  were  granted during 1999.   The  assumptions
       used in determining the fair value of options granted during 1998 and 1997 are as follows:

                              1998             1997

Expected volatility            73%              55%
Expected life of grant       3 years         2.5 years
Risk-free interest rate      5.567%            6.05%
Expected dividend rate        None             None

       The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.14 and $2.06, respectively.

   (b) New Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of SFAS No. 133 on its financial statements prepared under U.S. GAAP and does not believe that such a determination will be meaningful until closer to the date of initial adoption.

(15) Environmental Contingencies

   At December 31, 1999, the Company had reserves of approximately $133,000 for remediation of certain Australian and Papua New Guinea sites and other environmental costs which have been provided for in accordance with the Company's policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated.

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


ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by the above Items 10-13 is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2000.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements:

      The following consolidated financial statements of Nord Pacific Limited as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 are included in Part II, Item 8 of this Form 10-K:

      Independent Auditor's Reports
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

      None

   3. Exhibits

      See "Exhibit Index" on Page 63

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed in the quarter ended
   December 31, 1999.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED

/s/ Edgar F. Cruft
Edgar F. Cruft
Chairman of the Board
March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Edgar F. Cruft
Edgar F. Cruft
Chairman of the Board
April 12, 2000

/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer,
President and Director
April 12, 2000

/s/ John P. Griffith
John P. Griffith
Acting Chief Financial Officer
April 12, 2000

/s/ Terence H. Lang
Terence H. Lang
Director
April 12, 2000

/s/ Leonard Lichter
Leonard Lichter
Director
April 12, 2000


Lucile Lansing
Director
April 12, 2000


John B. Roberts
Director
April 12, 2000


Ray W. Jenner
Director
April 12, 2000


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


Edgar F. Cruft
Chairman of the Board
April 12, 2000


W. Pierce Carson
Chief Executive Officer,
President and Director
April 12, 2000


John P. Griffith
Acting Chief Financial Officer
April 12, 2000


Terence H. Lang
Director
April 12, 2000


Leonard Lichter
Director
April 12, 2000


Lucile Lansing
Director
April 12, 2000


John B. Roberts
Director
April 12, 2000


Ray W. Jenner
Director
April 12, 2000

3.1   Registrant's    Amended    Memorandum    of
      Association. Reference is made  to  Exhibit
      3.2 to Registrant's 1993 Form 10-K.

3.2   Registrant's Amended By-Laws. Reference  is
      made  to  Exhibit 3.3 to Registrant's  1993
      Form 10-K.

10.1  Amended  Joint Venture Agreement  of  Nord-
      Highlands Mineral Venture-I.  Reference  is
      made   to   Exhibit  10.1  in  Registrant's
      Registration  Statement on  Form  S-4  (33-
      25683).

10.2  Trust  Deed dated December 28, 1978 between
      Nord  Australex Nominee Pty. Ltd. and  Nord
      Australex Limited Partnership. Reference is made to Exhibit 10.4 in Registrant's
      Registration  Statement on  Form  S-4  (33-
      25683).

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

10.18 Registrant's   1989  Stock   Option   Plan.
      Reference is made to Exhibit 10.25 to Registrant's Form 10-K for 1990.

10.19 Registrant's   1990   Stock   Bonus   Plan.
      Reference is made to Exhibit 10.26 to Registrant's Form 10-K for 1990.

10.20 Registrant's   1991  Stock   Option   Plan.
      Reference is made to Exhibit 10.31 to Registrant's 1991 Form 10-K.

10.21 Assumption  agreement of W. Pierce  Carson.
      Split  Dollar  Insurance  and  Supplemental
      Compensation  Plan. Reference  is  made  to
      Exhibit 10.37 to Registrant's 1991 Form 10-
      K.

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

10.48 Articles  of Continuance dated  August  13,
      1998.  Reference is made to  Exhibit  10.48
      to  Registrant's Form 8-K filed on  October
      19, 1998.

10.49 Amended and Restated Facility Agreement between the Registrant and Bank of Western
      Australia  Ltd.  dated December  29,  1998.
      Reference is made to Exhibit 10.49 to registrant's 1998 Form 10-K.

11.1  Computation of Earnings Per Share  -  1994.
      Reference  is  made  to  Exhibit  11.1   to
      Registrant's 1994 From 10-K.
21.1  Subsidiaries  of Registrant.  Reference  is
      made  to Exhibit 22.1 to Registrant's  1992
      Form 10-K.

23.1  Consent of KPMG LLP.

23.2  Consent of Deloitte & Touche

27.1 Financial Data Schedule for fiscal year end 1999.

28.1  Assurance  under  The Exempted  Undertaking
      Tax  Protection Act, 1966,  issued  by  the
      Minister  of  Finance  of  the  Island   of
      Bermuda.   Reference  is  made  to  Exhibit
      28.3     in    Registrant's    Registration
      Statement on Form S-4 (33-25683).