Form 10-Q
period 2000-03-31
NORD PACIFIC LIMITED
filed 2000-05-22
CIK 843296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES   X     NO  ____

The number of shares of Common Stock outstanding as of May 15, 2000 was 12,960,803.

NORD PACIFIC LIMITED

INDEX

Page Number

PART I.	FINANCIAL INFORMATION:
	ITEM 1.	Condensed Consolidated Financial Statements:

		Balance Sheets - March 31, 2000 and December 31, 1999 (Unaudited)	3-4

		Statements of Operations - Three Months ended March 31, 2000 and 1999 (Unaudited)	5

		Statements of Cash Flows -Three Months ended March 31, 2000 and 1999 (Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-8

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10

PART II.	OTHER INFORMATION:

	ITEM 1-5.	Not Applicable

	ITEM 6.	Exhibits and Reports on Form 8-K	10

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

NORD PACIFIC LIMITED
BALANCE SHEETS
ASSETS
(Unaudited)
(In Thousands of U.S. Dollars)

	March 31, 2000	December 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 1,471	$ 102
Accounts receivable:
Trade	1,314	950
Other including joint venture partner	152	146
Inventories:
Copper	169	260
Supplies	152	175
Prepaid expenses	54	79

TOTAL CURRENT ASSETS	3,312	1,712

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
LEACH, net of accumulated amortization
of $24,482 in 2000 and $22,740 in 1999	7,482	8,228

PROPERTY, PLANT AND EQUIPMENT - at cost
less accumulated depreciation of $8,477 in 2000
and $8,175 in 1999	2,019	2,282

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
Girilambone, net of accumulated amortization of $4,803
in 2000 and $4,434 in 1999	1,677	2,045
Exploration and development prospects	10,527	15,591

OTHER ASSETS	96	103
	$ 25,113	$ 29,961
	======	======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
BALANCE SHEETS (Continued)
LIABILITIES AND
STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands of U.S. Dollars)

	March 31, 2000	December 31, 1999
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 1,028	$ 1,356
Affiliates	253	2,091
Accrued expenses	308	1,058
Current maturities of long-term debt	1,100	2,400
Payable on foreign currency contracts	1,358	1,150

TOTAL CURRENT LIABILITIES	4,047	8,055

LONG-TERM LIABILITIES:
Deferred income tax liability	3,654	4,019
Retirement benefits	275	270

TOTAL LONG-TERM LIABILITIES	3,929	4,289

STOCKHOLDERS' EQUITY:
Common shares	47,375	47,375
Accumulated deficit	(31,036)	(30,556)
Foreign currency translation adjustment	798	798

TOTAL STOCKHOLDERS' EQUITY	17,137	17,617

	$ 25,113	$ 29,961
	=======	=======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2000	1999

SALES	$ 3,865	$ 2,919

COSTS AND EXPENSES:
Cost of sales	3,555	2,862
General and administrative	625	561

TOTAL COSTS AND EXPENSES	4,180	3,423

OPERATING EARNINGS (LOSS)	(315)	(504)

OTHER INCOME (EXPENSE):
Interest and other income	20	29
Interest and amortization of debt issuance costs	(111)	(67)
Foreign currency forward exchange contract gains (losses)	(516)	643
Foreign currency transaction gains (losses)	76	(415)

TOTAL OTHER INCOME (EXPENSE)	(531)	190

NET LOSS BEFORE INCOME TAXES	(846)	(314)
Income tax benefit	(365)	-

NET LOSS	$ (481)	$ (314)
	=======	=======
BASIC LOSS PER SHARE	$ (.04)	$ (.02)
	=======	=======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961	12,925
	=======	=======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (481)	$ (314)
Depreciation and amortization	2,418	1,899
Loss/(gain) on foreign currency contracts	516	(643)
Changes in non-cash working capital	(3,634)	715

Net cash provided by (used in) operating activities	(1,181)	1,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Ramu	5,250	-
Deferred exploration and development costs	(167)	(2,320)
Capital expenditures	(59)	(2)

Net cash provided by (used in) investing activities	5,024	(2,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from affiliate	(1,174)	(110)
Addition to long-term debt	-	400
Payments of long-term debt	(1,300)	-
Proceeds from settlement of contracts	-	96

Net cash provided by (used in) financing activities	(2,474)	386

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,369	(279)

CASH AND CASH EQUIVALENTS - beginning of period	102	1,416

CASH AND CASH EQUIVALENTS - end of period	$ 1,471	$ 1,137
	=======	=======
CASH PAID FOR INTEREST	$ 111	$ -
	=======	=======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2000 AND 1999

A.     FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the classification used in 2000. These reclassifications had no effect on results of operations or stockholders' equity as previously reported.

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

	March 31, 2000	December 31, 1999
	(In Thousands of U.S. Dollars)

Current assets	$ 2,470	$ 3,625
Deferred costs associated with ore under leach, net	14,965	16,456
Property, plant and equipment, net	3,781	4,450
Deferred exploration and development costs, net	4,644	5,751

Total assets	25,860	30,282

Current liabilities	(1,905)	(2,983)

Partners' equity	$ 23,955	$ 27,299
	=======	=======
Company's share of equity	12,578	13,682

Less: Eliminations	(1,244)	(1,284)

Net assets recorded by the Company	$ 11,334	$ 12,398
	========	=======

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

	Three Months Ended March 31,
	2000	1999
	(In Thousands of U.S. Dollars)

Cost of copper sales	$7,207	$6,206
General and administrative expense	$ 34	$ 103

C.     NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. Under the term of a cost sharing agreement, the Company shares office space, administrative personnel and expenses with Resources on a 50/50 basis.

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

The Company recorded a net loss of $481,000 for the three months ended March 31, 2000 compared to a net loss of $314,000 for the same period in 1999, as improved copper revenues were offset by higher noncash production costs and by losses related to foreign currency forward exchange contracts. The Company's share of copper sold in the first quarter of 2000 totaled 4,680,000 pounds compared to 4,013,000 pounds sold in the first quarter of 1999. Copper revenue, including the effect of copper hedging contracts, increased by $946,000 in the first quarter of 2000 compared to the same period in 1999. The Company received a net price of $0.83 per pound of copper sold in the first quarter of 2000 compared to $0.64 per pound in the first quarter of 1999. The Company's copper hedging programs reduced copper sales by $11,000, or nil per pound sold, in the first quarter of 2000 compared to an increase of $339,000, or $0.09 per pound sold, in the first quarter of 1999. Including the effect of the hedging programs, the realized net average sales price was $0.83 per pound of copper sold in the first quarter of 2000 and $0.73 per pound in the same period in 1999.

Copper cost of sales increased to $0.76 per pound for the three months ending March 31, 2000 compared to $0.71 per pound for the first three months of 1999. The increase is primarily due to higher deferred leach amortization charges on copper produced from the Girilambone North ore bodies.

General and administrative expenses of $625,000 increased by $64,000 in the first quarter of 2000 compared to 1999 due to a smaller cost recovery credit related to the Girilambone joint ventures and due to higher temporary labor expenses.

Interest income decreased for the three months ended March 31, 2000 compared to 1999 due to reduced funds available for investment. Interest expense and amortization of debt issuance expenses increased to $111,000 in the first quarter of 2000 compared to 1999 due to interest on trade payables and to interest on a note payable to Resources.

Fluctuations in gains and losses in the foreign currency forward exchange contracts and from foreign currency transactions are primarily a result of changes in the relative strength of the Australian dollar compared to the U.S. dollar. The Australian dollar weakened against the U.S. dollar in the first quarter of 2000, resulting in a loss of $516,000 compared to a gain of $643,000 in the first quarter of 1999.

Liquidity and Capital Resources

Cash used by operations totaled $ 1,181,000 for the three months ending March 31, 2000 compared to cash provided by operations of $1,657,000 for the same period in 1999. Cash used in operating activities in the first quarter of 2000 includes a $3,634,000 net use of cash for changes in non-cash working capital, while the corresponding period in 1999 included $715,000 provided by changes in non-cash working capital. Cash provided from investing activities in the first quarter of 2000 included $5,250,000 in proceeds from the March 2000 sale of the Company's interest in the Ramu nickel-cobalt project.

Cash used by financing activities of $2,474,000 for the three months ended March 31, 2000 includes a $1,300,000 repayment under a long-term bank financing agreement and a $1,174,000 repayment of advances from Resources. In the three months ended March 31, 1999, cash provided of $386,000 included $400,000 borrowed under a long-term bank financing agreement.

PART II.     OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               A Form 8-K was filed on March 23, 2000, related to the sale of Ramu.

               EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORD PACIFIC LIMITED

May 22, 2000
By: /s/ John P. Griffith
John P. Griffith Acting Chief Financial Officer and Authorized Officer