Form 10-Q
period 2000-06-30
NORD PACIFIC LIMITED
filed 2000-09-12
CIK 843296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES         NO   X

The number of shares of Common Stock outstanding as of August 15, 2000 was 12,960,803.

NORD PACIFIC LIMITED

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION:
	ITEM 1	Condensed Consolidated Financial Statements:
		Balance Sheets - June 30, 2000 and December 31, 1999 (Unaudited)	3-4

		Statements of Operations - Three Months ended June 30, 2000 and 1999 (Unaudited)	5

		Statements of Operations - Six Months ended June 30, 2000 and 1999 (Unaudited)	6

		Statements of Cash Flows - Six Months ended June 30, 2000 and1999 (Unaudited)	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	8-9

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

PART II.	OTHER INFORMATION:
	ITEM 1-5.	Not Applicable

	ITEM 6.	Exhibits and Reports on Form 8-K	11

PART I.     FINANCIAL INFORMATION
                  ITEM 1.     Condensed Consolidated Financial Statements

NORD PACIFIC LIMITED
BALANCE SHEETS
ASSETS
(Unaudited)
(In Thousands of U.S. Dollars)

	June 30, 2000	December 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 182	$ 102
Accounts receivable:
Trade	1,355	950
Other, including joint venture partner	139	146
Inventories:
Copper	251	260
Supplies	152	175
Prepaid expenses	26	79

TOTAL CURRENT ASSETS	2,105	1,712

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
LEACH, net of accumulated amortization
of $26,062 in 2000 and $22,740 in 1999	6,033	8,228

PROPERTY, PLANT AND EQUIPMENT - at cost
less accumulated depreciation of $8,477 in 2000
and $8,175 in 1999	1,819	2,282

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
Girilambone, net of accumulated amortization of $5,150
in 2000 and $4,434 in 1999	1,329	2,045
Exploration and development prospects	16,008	15,591

OTHER ASSETS	92	103
	$27,386 ======	$29,961 ======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
BALANCE SHEETS (Continued)
LIABILITIES AND
STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands of U.S. Dollars)

	June 30, 2000	December 31, 1999
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 855	$ 1,356
Affiliates, including advances	209	2,091
Accrued expenses	376	1,058
Advance on future copper sales	506	--
Current maturities of long-term debt	893	2,400
Payable on foreign currency contracts	1,195	1,150

TOTAL CURRENT LIABILITIES	4,034	8,055

LONG-TERM LIABILITIES:
Long-term debt	2,702	--
Deferred income tax liability	3,454	4,019
Retirement benefits	281	270

TOTAL LONG-TERM LIABILITIES	6,437	4,289

STOCKHOLDERS' EQUITY:
Common shares	47,375	47,375
Accumulated deficit	(31,258)	(30,556)
Foreign currency translation adjustment	798	798

TOTAL STOCKHOLDERS' EQUITY	16,915	17,617

	$ 27,386 =======	$ 29,961 =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended June 30,
	2000	1999

SALES	$ 3,286	$ 2,704

COSTS AND EXPENSES:
Cost of sales	3,091	3,236
General and administrative	592	642

TOTAL COSTS AND EXPENSES	3,683	3,878

OPERATING EARNINGS (LOSS)	(397)	(1,174)

OTHER INCOME (EXPENSE):
Interest and other income	34	22
Interest and amortization of debt issuance costs	(30)	(58)
Foreign currency forward exchange contract gains (losses)	(115)	746
Foreign currency transaction gains (losses)	75	(88)
Gain on sale of assets	12	--

TOTAL OTHER INCOME (EXPENSE)	(24)	622

NET LOSS BEFORE INCOME TAXES	(421)	(552)

INCOME TAX BENEFIT	200	--

NET LOSS	$ (221)	$ (552)
	======	======
BASIC LOSS PER SHARE	$ (.02)	$ (.04)
	======	======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961 ======	12,925 ======

 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Six Months Ended June 30,
	2000	1999

SALES	$ 7,151	$ 5,623

COSTS AND EXPENSES:
Cost of sales	6,646	6,098
General and administrative	1,217	1,203

TOTAL COSTS AND EXPENSES	7,863	7,301

OPERATING EARNINGS (LOSS)	(712)	(1,678)

OTHER INCOME (EXPENSE):
Interest and other income	54	51
Interest and amortization of debt issuance costs	(141)	(125)
Foreign currency forward exchange contract gains (losses)	(631)	1,168
Foreign currency transaction gains (losses)	151	(282)
Gain on sale of assets	12	--

TOTAL OTHER INCOME (EXPENSE)	(555)	812

NET LOSS BEFORE INCOME TAXES	(1,267)	(866)

INCOME TAX BENEFIT	565	--

NET LOSS	$ (702)	$ (866)
	======	======
BASIC LOSS PER SHARE	$ (.05)	$ (.07)
	======	======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961 ======	12,925 ======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (702)	$ (866)
Deferred income taxes	(565)
Depreciation and amortization	4,638	4,300
Loss/(gain) on foreign currency contracts	631	(1,459)
Loss/(gain) on sale of assets	(12)	--
Provision for retirement benefits, net	11	30
Changes in non-cash working capital	(3,163)	662

Net cash provided by operating activities	838	2,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred exploration and development costs	(5,681)	(756)
Deferred costs associated with ore under leach	(1,127)	(3,032)
Capital expenditures, net of disposals	(113)	(11)
Proceeds from sale of Ramu and other assets	5,262	--

Net cash used in investing activities	(1,659)	(3,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from affiliate	(750)	--
Advances from copper cathode sales	506	395
Addition to long-term debt	3,595	400
Payments of long-term debt	(2,450)	--

Net cash provided by financing activities	901	795

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80	(337)

CASH AND CASH EQUIVALENTS - beginning of period	102	1,416

CASH AND CASH EQUIVALENTS - end of period	$ 182 =======	$ 1,079 =======

CASH PAID FOR INTEREST	$ 141 =======	$ 125 =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2000 AND 1999

A.     FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the second quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

	June 30, 2000	December 31, 1999
	(In Thousands of U.S. Dollars)

Current assets	$ 1,926	$ 3,625
Deferred costs associated with ore under leach, net	12,068	16,456
Property, plant and equipment, net	3,012	4,450
Deferred exploration and development costs, net	3,591	5,751

Total assets	20,597	30,282

Current liabilities	(1,515)	(2,983)

Partners' equity	$ 19,082	$ 27,299
	=======	=======
Company's share of equity	10,199	13,682

Less: Eliminations	(1,207)	(1,284)

Net assets recorded by the Company	$ 8,992	$ 12,398
	=======	=======

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(In Thousands of US Dollars)		(In Thousands of US Dollars)
Cost of copper sales	$ 6,327	$ 6,744	$ 13,534	$12,950
General and administrative expense	$ 33	$ 99	$ 67	202

C.    LONG_TERM DEBT

Long-term debt consists of the following:

	June 30, 2000	December 31, 1999
	(In Thousands of US Dollars)	(In Thousands of US Dollars)
Girilambone Financing Agreement	$ ----	$ 2,400
Tritton financing agreement	3,576	---
Long-term leases	19	---
Total long-term debt	3,595	2,400
Less current maturities	(893)	(2,400)
Net long-term debt	2,702	----
	=====	=====

The Tritton financing agreement provides for ten installment payments of principal and interest as follows: $1,786,000 payable in four equal semi-annual installments beginning December 1, 2000 and $1,790,000 payable in six equal annual installments payable beginning twelve months after commencement of copper production.

D.     NORD RESOURCES CORPORATION

Nord Resources Corporation ("Resources") owns approximately 28.5% of the outstanding common stock of the Company. Under the term of a cost sharing agreement, the Company shares office space, administrative personnel and expenses with Resources on a 50/50 basis.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Results of Operations

Safe Harbor Statement under the Private Securities Litigation Act of 1995: The statements contained in this Form 10-Q are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risk factors disclosed in the Company's annual report on Form 10-K and the Company's other Securities Exchange Act filings with the SEC.

The Company recorded a net loss of $221,000 and $702,000 for the three and six months ended June 30, 2000 compared to a net loss of $552,000 and $866,000 for the same periods in 1999, as improved copper revenues were offset by higher noncash production costs and by losses related to foreign currency forward exchange contracts. The Company's share of copper sold in the three and six months ended June 30, 2000 totaled 4,090,000 and 8,770,000 pounds, respectively compared to 3,670,000 and 7,670,000 pounds sold in the same period of 1999. Copper revenue, including the effect of copper hedging contracts, increased by $582,000 and $1,528,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. During the six months ended June 30, 2000, the Company received a net price of $0.82 per pound of copper sold compared to $0.66 received for the same period in 1999. The Company's copper hedging programs reduced copper sales by $20,000 for the six months ended June 30, 2000 compared to an increase of $597,000, for the same period in 1999. Including the effect of the hedging programs, the realized net average sales price was $0.82 per pound of copper sold for the six months ended June 30, 2000 compared to $0.73 per pound for the same period in 1999.

Copper cost of sales decreased to $0.76 per pound for the six months ended June 30, 2000 compared to $0.80 per pound for the same period in 1999. The decrease is primarily due to fixed costs being spread over higher copper production from the Girilambone North ore bodies resulting in lower per pound costs.

General and administrative expenses of $592,000 and $1,217,000 decreased by $50,000 and increased by $14,000 for the three and six months ended June 30, 2000 compared to 1999. The changes were principally due to changes in the costs of temporary contractors and professional services.

Interest income increased by $12,000 and $3,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999 due to increased funds available for investment. Interest expense and amortization of debt issuance expenses decreased by $28,000 and increased by $16,000 for the three and six months ended June 30, 2000 compared to 1999 due to interest on trade payables and interest on a note payable to Resources.

Fluctuations in gains and losses in the foreign currency forward exchange contracts and from foreign currency transactions are primarily a result of fluctuations in the exchange rate between the Australian dollar and the U.S. dollar. The Company recorded a loss of $115,000 and $631,000 on foreign currency forward exchange contracts for the three and six months ended June 30, 2000 compared to gains of $746,000 and $1,168,000 for the same periods in 1999 and gains on foreign currency transactions of $75,000 and $151,000 for the three and six month periods compared to losses of $88,000 and $282,000 for the same periods in 1999.

Liquidity and Capital Resources

Cash provided by operations totaled $838,000 for the six months ended June 30, 2000 compared to cash provided by operations of $2,667,000 for the same period in 1999. Cash provided by operating activities for the six months ended June 30, 2000 includes a $3,163,000 net use of cash for changes in non-cash working capital, while the corresponding period in 1999 included a net source of cash of $662,000 for changes in non-cash working capital. Cash used in investing activities for the six months ended June 30, 2000 included $5,363,000 for the purchase of the remaining 50% interest in the Tritton Copper project, offset by proceeds from the sale of Ramu of $5,257,000.

Cash used by financing activities of $3,200,000 for the six months ended June 30, 2000 includes a $2,400,000 repayment under a long-term bank financing agreement and a $750,000 repayment of advances from Resources. In the six months ended June 30, 2000, cash provided from financing activities of $4,101,000 included $3,576,000 borrowed under a long-term financing agreement to purchase the Tritton property, and a cash advance on future copper cathode sales of $506,000.

At June 30, 2000 the Company had a working capital deficit of $1,929,000 compared to a working capital deficit of $6,343,000 at December 31, 1999. Continuing operations should generate sufficient cash to meet the current working capital requirements during the next year.

In order to develop Tritton as a long-term project, the company will require additional long-term financing.  The debt being considered consists of a number of debt and credit support instruments, including cash advance facilities for up to A$35 million.  The financing is contingent on a number of factors, such as technical review by the banks external independent engineer, syndication with other banks and completion of formal documentation.  The Company's management anticipates the financing would allow the mine to be developed on a 100% debt basis.  The completion of this financing is anticipated to close before the fiscal year end, but there can be no assurance that the financing will be obtained.

PART II.     OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on July 17, 2000 related to the purchase of the remaining 50% interest in the Tritton Copper Project.

EXHIBIT 27. FINANCIAL DATA SCHEDULE - filed herewith as part of this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORD PACIFIC LIMITED

September 12, 2000	By: /s/	W. Pierce Carson W. Pierce Carson President & CEO Acting Chief Financial Officer