Form 10-Q
period 2000-09-30
NORD PACIFIC LIMITED
filed 2000-12-15
CIK 843296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES          NO    X

The number of shares of Common Stock outstanding as of November 30, 2000 was 12,960,803.

NORD PACIFIC LIMITED

PART I.       FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

NORD PACIFIC LIMITED
BALANCE SHEETS
ASSETS
(Unaudited)
(In Thousands of U.S. Dollars)

	September 30, 2000	December 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 360	$ 102
Accounts receivable:
Trade	779	950
Nord Resources Corporation	145	--
Other, including joint venture partner	414	146
Inventories:
Copper	217	260
Supplies	164	175
Prepaid expenses	65	79

TOTAL CURRENT ASSETS	2,144	1,712

DEFERRED COSTS ASSOCIATED WITH ORE UNDER
LEACH, net of accumulated amortization
of $27,104 in 2000 and $22,740 in 1999	5,017	8,228

PROPERTY, PLANT AND EQUIPMENT - at cost
less accumulated depreciation of $8,935 in 2000
and $8,175 in 1999	1,620	2,282

DEFERRED EXPLORATION AND DEVELOPMENT COSTS
Girilambone, net of accumulated amortization of $5,362
in 2000 and $4,434 in 1999	1,117	2,045
Exploration and development prospects	14,281	15,591

OTHER ASSETS	86	103

	$ 24,265	$ 29,961

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
BALANCE SHEETS (Continued)
LIABILITIES AND
STOCKHOLDERS' EQUITY
(Unaudited)
(In Thousands of U.S. Dollars)

	September 30, 2000	December 31, 1999
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 794	$ 1,356
Affiliates, including advances	272	2,091
Accrued expenses	283	1,058
Advance on copper sales	103	-
Current maturities of long-term debt	722	2,400
Payable on foreign currency contracts	1,096	1,150

TOTAL CURRENT LIABILITIES	3,270	8,055

LONG-TERM LIABILITIES:
Long-term debt	722	-
Deferred income taxes	3,347	4,019
Retirement benefits	284	270

TOTAL LONG-TERM LIABILITIES	4,353	4,289

STOCKHOLDERS' EQUITY:
Common shares	47,375	47,375
Accumulated deficit	(31,531)	(30,556)
Foreign currency translation adjustment	798	798

TOTAL STOCKHOLDERS' EQUITY	16,642	17,617

	$ 24,265	$ 29,961

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,
	2000	1999

SALES	$ 2,418	$ 2,473

COSTS AND EXPENSES:
Cost of sales	2,270	2,928
General and administrative	518	515

TOTAL COSTS AND EXPENSES	2,788	3,443

OPERATING EARNINGS (LOSS)	(370)	(970)

OTHER INCOME (EXPENSE):
Interest and other income	8	27
Interest and amortization of debt issuance costs	(52)	(79)
Foreign currency forward exchange contract gains (losses)	(214)	(182)
Foreign currency transaction gains (losses)	248	(48)

TOTAL OTHER INCOME (EXPENSE)	(10)	(282)

LOSS BEFORE INCOME TAXES	(380)	(1,252)

INCOME TAX BENEFIT	107	338

NET LOSS	$ (273)	$ (914)

LOSS PER SHARE	$ (.02)	$ (.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961	12,961

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands of U.S. Dollars, except per share amounts)

	Nine Months Ended September 30,
	2000	1999

SALES	$ 9,569	$ 8,096

COSTS AND EXPENSES:
Cost of sales	8,916	9,026
General and administrative	1,735	1,718

TOTAL COSTS AND EXPENSES	10,651	10,744

OPERATING EARNINGS (LOSS)	(1,082)	(2,648)

OTHER INCOME (EXPENSE):
Interest and other income	62	78
Interest and amortization of debt issuance costs	(193)	(204)
Foreign currency forward exchange contract gains (losses)	(845)	986
Foreign currency transaction gains (losses)	399	(330)
Gain on sale of assets	12	--

TOTAL OTHER INCOME (EXPENSE)	(565)	530

LOSS BEFORE INCOME TAXES	(1,647)	(2,118)

INCOME TAX BENEFIT	672	338

NET LOSS	$ (975)	$ (1,780)

LOSS PER SHARE	$ (.08)	$ (.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,961	12,961

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (975)	$ (1,780)
Deferred income taxes	(672)	(338)
Depreciation and amortization	6,066	6,318
Unrealized loss/(gain) on foreign currency contracts	(54)	(1,424)
Loss/(gain) on sale of assets	(12)	--
Provision for retirement benefits, net	14	46
Changes in non-cash working capital	(2,563)	724

Net cash provided by operating activities	1,804	3,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred exploration and development costs	(3,945)	(964)
Deferred costs associated with ore under leach	(1,152)	(4,297)
Capital expenditures, net of disposals	(114)	59
Proceeds from sale of Ramu and other assets	5,268	--

Net cash used in investing activities	57	(5,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from affiliate	(750)	750
Advances from copper cathode sales	103	200
Addition to long-term debt	1,444	400
Payments of long-term debt	(2,400)	(20)

Net cash provided by (used in) financing activities	(1,603)	1,330

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258	(326)

CASH AND CASH EQUIVALENTS - beginning of period	102	1,416

CASH AND CASH EQUIVALENTS - end of period	$ 360	$ 1,090

CASH PAID FOR INTEREST	$ 226	$ 204

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NORD PACIFIC LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

A.     FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the third quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

	September 30, 2000	December 31, 1999
	(In Thousands of U.S. Dollars)

Current assets	$ 1,842	$ 3,625
Deferred costs associated with ore under leach, net	10,034	16,456
Property, plant and equipment, net	2,577	4,450
Deferred exploration and development costs, net	5,156	5,751

Total assets	19,609	30,282

Current liabilities	(1,229)	(2,983)

Partners' equity	$ 18,380	$ 27,299

Company's share of equity	8,587	13,682

Less: Eliminations	(1,182)	(1,284)

Net assets recorded by the Company	$ 7,405	$ 12,398

Debt incurred related to Girilambone is the separate responsibility of each venturer and is not included in the joint ventures' financial statements. Copper production is distributed to each venturer based on its respective ownership interest. Sale of copper is the responsibility of each venturer. Cost and expense information related to the operations of the mine is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999
	(In Thousands of US Dollars)		(In Thousands of US Dollars)
Cost of copper sales	$4,646	$6,164	$18,180	$19,114
General and administrative expense	$ 21	$ 106	$ 85	$ 308

C.   LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2000	December 31, 1999
(In Thousands of US Dollars)		(In Thousands of US Dollars)

Girilambone financing agreement	$ ---	$ 2,400
Tritton financing agreement (A$ 2,659)	1,444	---
Total long-term debt	1,444	2,400
Less current maturities	(722)	(2,400)
Net long-term debt	$ 722	----

The Tritton financing agreement provides for four installment payments of principal and interest totaling US$1,444,000 beginning December 1, 2000. An additional A$3 million is payable in six equal annual installments beginning twelve months after commencement of copper production. These amounts are payable in Australian dollars.

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

The Company recorded a net loss of $273,000 and $975,000 for the three and nine months ended September 30, 2000 compared to a net loss of $914,000 and $1,780,000 for the same periods in 1999, as improved copper revenues were offset by higher noncash production costs and by losses related to foreign currency forward exchange contracts. The Company's share of copper sold in the three and nine months ended September 30, 2000 totaled 2,936,000 and 11,705,000 pounds, respectively, compared to 3,266,000 and 10,936,000 pounds sold in the same period of 1999. Copper revenue, including the effect of copper hedging contracts, decreased by $55,000 and increased by $1,473,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999. During the nine months ended September 30, 2000, the Company received a net price of $0.76 per pound of copper sold compared to $0.69 received for the same period in 1999. The Company's copper hedging programs increased copper sales by $638,000 for the nine months ended September 30, 2000 compared to an increase of $551,000, for the same period in 1999. Including the effect of the hedging programs, the realized net average sales price was $0.82 per pound of copper sold for the nine months ended September 30, 2000 compared to $0.74 per pound for the same period in 1999.

Copper cost of sales decreased to $0.76 per pound for the nine months ended September 30, 2000 compared to $0.83 per pound for the same period in 1999. The decrease is primarily due to fixed costs being spread over higher copper production from the Girilambone North ore bodies resulting in lower per pound costs.

General and administrative expenses of $518,000 and $1,735,000 increased by $3,000 and $17,000 for the three and nine months ended September 30, 2000 compared to 1999. The changes were principally due to changes in the costs of temporary contractors and professional services.

Interest income decreased by $19,000 and $16,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999 due to decreased funds available for investment. Interest expense and amortization of debt issuance costs decreased by $27,000 and $11,000 for the three and nine months ended September 30, 2000 compared to 1999 due to a decrease in the amount of debt outstanding. Fluctuations in gains and losses in the foreign currency forward exchange contracts and from foreign currency transactions are primarily a result of fluctuations in the exchange rate between the Australian dollar and the U.S. dollar. The Company recorded a loss of $214,000 and $845,000 on foreign currency forward exchange contracts for the three and nine months ended September 30, 2000 compared to a loss of $182,000 and a gain of $986,000 for the same periods in 1999 and gains on foreign currency transactions of $248,000 and $399,000 for the three and nine month periods compared to losses of $48,000 and $330,000 for the same periods in 1999.

The Company will adopt Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) beginning January 1, 2001. The Company currently has foreign currency forward exchange contracts and swap agreements on future copper production. The copper swap agreements do not extend beyond December 31, 2000. The foreign currency contracts are marked to market. Therefore, the Company does not anticipate there to be any impact on its financial statements from the adoption of FAS 133.

Liquidity and Capital Resources

Cash provided by operations totaled $1,804,000 for the nine months ended September 30, 2000 compared to cash provided by operations of $3,546,000 for the same period in 1999. Cash provided by operating activities for the nine months ended September 30, 2000 includes a $2,563,000 net use of cash for changes in non-cash working capital, while the corresponding period in 1999 included a net source of cash of $724,000 for changes in non-cash working capital. Cash used in investing activities for the nine months ended September 30, 2000 included $3,369,000 for the purchase of the remaining 50% interest in the Tritton Copper project, offset by proceeds from the sale of Ramu of $5,250,000.

Cash used by financing activities of $1,603,000 for the nine months ended September 30, 2000 includes a $2,400,000 repayment under a long-term bank financing agreement and a $750,000 repayment of advances from Resources. In the nine months ended September 30, 2000, cash provided from financing activities included $1,444,000 borrowed under a long-term financing agreement to purchase the Tritton property, and a cash advance on future copper cathode sales of $103,000.

At September 30, 2000 the Company had a working capital deficit of $1,126,000 compared to a working capital deficit of $6,343,000 at December 31, 1999. Continuing operations should generate sufficient cash to meet the current working capital requirements during the next year. The foreign currency contracts of $1,096,000 are due December 31, 2000. The company is currently re-negotiating the payment schedule of these contracts to be made during the next calendar year.

In order to develop Tritton as a long-term project, the company will require additional long-term financing. The debt being considered consists of a number of debt and credit support instruments, including cash advance facilities for up to A$35 million (US$19 million at September 30, 2000). The financing is contingent on a number of factors, including a technical review by the banks external independent engineer, syndication with other banks and completion of formal documentation. There can be no assurance that the financing will be obtained.

PART II.     OTHER INFORMATION

          ITEMS 1.-3.     NOT APPLICABLE

          ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The Annual General Meeting of the stockholders was held on September 8, 2000. The following matters were acted upon and passed at the meeting.

                              A proxy was sent out August 7, 2000 to do the following:

      Election of seven Directors
      Ratify the appointment of independent auditors and authorize the board to set their compensation
VOTE TABULATION
		Votes For	Votes Against	Votes Abstained
1.	Directors
	W. Pierce Carson	11,084,482	80,505	--
	Ray W. Jenner	10,862,255	302,432	--
	Lucile Lansing	11,107,582	57,405	--
	John Roberts	11,108,482	56,505	--

2.	Ratify Auditors	11,124,328	33,820	6,839

Three previous directors of Nord Pacific Limited, namely Edgar F. Cruft, Terence H. Lang and Leonard Lichter, resigned from the Board of Directors and did not stand for re-election at the annual meeting of shareholders. As described in the management information circular to shareholders, their resignations were a condition of a settlement of a shareholder derivative lawsuit filed April 26, 2000 on behalf of Nord Resources Corporation, a 28.5% owner of the Company. Their resignations from the boards of both the Company and Nord Resources Corporation became effective September 7, 2000 upon Court approval of a Settlement Agreement. The Company was not named in the lawsuit but was a party to the Settlement Agreement.

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

NORD PACIFIC LIMITED

December 14, 2000	By:/s/	W. Pierce Carson
W. Pierce Carson
President & CEO
Acting Chief Financial Officer