Form 10KSB
period 2003-12-31
NORD PACIFIC LIMITED
filed 2004-04-16
CIK 843296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-19182

NORD PACIFIC LIMITED
(Name of small business issuer in its charter)

New Brunswick, Canada	Not Applicable
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

2727 San Pedro, N.E., Albuquerque, New Mexico 87110
(Address of principal executive offices)(Zip Code)

Issuer's telephone number: 505-872-2470

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                        Title of each class                            Name of Exchange on which registered
                             No Par Value Common Stock                                         None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No[X ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were:  $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of March 15, 2004 was:  $4,081,000

The number of outstanding shares of the issuer's classes of common stock as of March 15, 2004 was 31,391,610 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format               Yes___            No X

PART I

Unless otherwise indicated, "the Company" and "Nord Pacific" are used in this report to refer to Nord Pacific Limited and its subsidiaries.

All dollar references are to United States dollars unless otherwise specifically stated.

ITEM 1:         DESCRIPTION OF BUSINESS.

General

The Company's primary business is the participation in two joint ventures concerning mineral properties located on the islands of the Tabar Group of Papua New Guinea ("PNG"). These joint ventures exist pursuant to an agreement with PGM Ventures Corporation ("PGM"), a New Brunswick, Canada corporation. The primary joint venture of the Company and PGM is a proposed development of oxide gold properties on Simberi Island. See "Business Development" below in this Item and also see Item 2, Description of Property, which Item 2 is incorporated herein by this reference.

The Company has entered into an Arrangement Agreement with Allied Gold Limited ("Allied Gold"). The Company must complete the arrangement contemplated under that agreement, an alternative sale of all or part of the Company, or an external financing in order to be able to continue operations.

Historically, the Company has been engaged in the production of gold and copper in Australia and exploration for copper, gold and other minerals in Australia, Papua New Guinea and North America. The Company was originally incorporated in Bermuda in 1988, at which time it was controlled by Nord Resources Corporation ("Nord Resources"), which had transferred certain mining and joint venture assets into Nord Pacific in exchange for shares of the Company's common stock.

In September, 1998, the Company was reincorporated ("continued") under the Business Corporations Act of New Brunswick, Canada (the "NBBCA"), where it currently maintains its registered office at 40 Wellington Row, Suite 2100, Saint John, New Brunswick E2L 4S3, telephone number (506) 633-3800. The Company's headquarters are located at 2727 San Pedro N.E., Suite 116, Albuquerque, New Mexico 87110, telephone number (505) 872-2470, where office space is leased by its wholly owned subsidiary, Hicor Corporation, a Delaware corporation ("Hicor").

The Company's Australian copper operations were conducted in joint venture with Straits Resources Limited ("Straits"), an Australian corporation. The Company owned a 40% interest in the Girilambone Copper Mine (placed into production in May, 1993) and a 50% interest in the Girilambone North Copper Mine (placed into production in July, 1996). The Company also held a 50% interest in the Tritton Copper Project ("Tritton") and had agreed to purchase the remaining 50% interest from Straits, with payment of the purchase price to be made on an installment basis.

By the end of calendar year 2000, it had become apparent (primarily because of low copper prices and depleting reserves) that the Company could no longer fund its share of joint venture expenses and that it would default on the outstanding purchase money obligations to Straits for Tritton. Nord Pacific was faced with the prospect of insolvency and was unable to complete its audited financial statements for the fiscal year ended December 31, 2000 or file periodic reports under the Securities Exchange Act of 1934 (the "Exchange Act") for such fiscal year and subsequent periods. The Company endeavored to find sources of financing to cover costs of the joint ventures with Straits and preserve its rights to complete the purchase of Tritton but was unsuccessful. Straits threatened legal action in Australia, which would have placed Nord Pacific into insolvency but withheld formal action pending the Company's efforts to obtain funding.

By the fall of 2001, the Company recognized that its only possibility to preserve corporate viability was to try to complete a settlement with Straits in an effort to preserve its remaining assets.  Over the next several months, negotiations with Straits were undertaken and in March 2002, the Company announced that it had reached a final settlement with Straits whereby all of the Company's interests in the Girilambone joint venture properties and Tritton were conveyed to Straits and pursuant to which the Company received a cash settlement of $US643,000 and was relieved of all further liabilities with respect to all of the properties. The majority of the cash settlement was used to pay Australian creditors and the balance used for general working capital with the objective of raising additional equity funds in order for Nord Pacific to become current in its financial reporting and, hopefully, reach agreement with one or more joint venture partners to develop the Company's Tabar Islands gold project in PNG.

At the time of the Straits settlement, the Company's primary remaining asset was the Tabar Islands gold project, as more fully described below under Description of Properties. The Company also held minority positions in two exploration joint ventures in Australia and one in Canada, as well as a 100% interest in a Mexican concession called the Mapimi exploration prospect. The Company decided to concentrate on the Tabar Islands project (which included the Simberi oxide gold deposits), particularly because the price of gold had begun to increase, thereby enhancing the economic viability and prospects for development of the Simberi project.

The Company continued its efforts to raise equity for working capital but was initially unsuccessful. Well over 100 mining and other companies were contacted to determine if they had any interest in pursuing a business arrangement with regard to the Simberi project.  However, the Company was unsuccessful in these efforts until it was introduced to PGM as more fully described below.

Business Development

          PGM Transaction

Following an extensive search for a suitable joint venture partner for the Simberi project, the Company entered into a letter agreement with PGM on September 20, 2002 pursuant to which PGM was granted an option to acquire various interests in the Tabar Islands projects. PGM exercised its option on or about November 29, 2002 by paying the Company a total of $375,000 and entering into a mining joint venture and exploration joint venture (respectively the Simberi Mining Joint Venture and Tabar Exploration Joint Venture) with Nord Pacific. PGM is a public corporation traded on the TSX Venture Exchange under the symbol "PPG.V". The commercial terms of the joint ventures include the following:

1.         Upon exercise of the option, PGM acquired a 25% interest in the Simberi Mining Joint Venture which includes Mining Lease No 136 ("ML 136) and a 1% interest in the Tabar Exploration Joint Venture, which includes Exploration License No 609 ("EL 609"). PGM also earned the right to acquire an additional 25% interest in ML 136 by spending at least US$1.5 million in preproduction costs on or before May 29, 2004, which spending has been accomplished subject to confirmation of funds expended. Further, if PGM is successful in arranging project debt financing on behalf of both parties for development of the Simberi oxide gold deposits, it will earn an additional 1% of ML 136.

2.         The Company and PGM will each be responsible for contributing their respective share of equity required to complete project financing. However, if the Company elects, or is unable to contribute its share, its interest will be diluted in accordance with a standard formula specified in the Joint Venture Agreement.  However, in no event will the Company's interest fall below a 15% interest in the Simberi Mining Joint Venture under this dilution provision.

3.         If PGM earns a 50% interest in ML 136 as described above, it can also earn a 50% interest in EL 609 by spending an aggregate of $2 million in exploration on ML 136 and EL 609 on or before December 31, 2006.

The objectives of the joint ventures are to put the Simberi Oxide Gold Project into production and the further exploration of properties in the Tabar Group.

The Joint Ventures are directed by an Operating Committee ("Opcom") made up of representatives of both companies. The Opcom approves programs and budgets and gives general directions to a Manager who implements the Opcom's decisions in the day-to-day operations of the joint ventures. The joint ventures have an unlimited life.

The Simberi Mining and Tabar Exploration Joint Venture Agreement is attached as an exhibit to this Form 10-KSB and the above summary is qualified in its entirety by reference to the complete Joint Venture Agreement.

The Company had initially planned to utilize the option and buy-in funds received from PGM to become current in its audited financial statements and also current in its reporting under the Exchange Act, which the Company believed would enhance Nord Pacific's ability to raise its share of funds under the PGM Joint Venture.   Unfortunately, on December 31, 2002, Nord Resources (symbol: NRDS.PK) and Ronald L. Hirsch filed suit against the Company and its directors in State District Court in New Mexico seeking to void the PGM Joint Venture and alleging that the directors had acted improperly in completing the transaction. The Company and the directors vigorously contested this action. Nord Resources then pursued a second action in the New Brunswick Court of Queen's Bench seeking, among other things, to invalidate certain shares which the Company had issued to its directors and to compel the holding of a shareholder meeting for the purpose of ousting at least two of Nord Pacific's directors. See Item 3, Legal Proceedings, below.

At the time of these proceedings, issuance of the shares in question would have had a significant impact on the percentage ownership of the Company held by Nord Resources, which could have ranged from about 18% to about 24%. Based upon advice received by the Company from its New Brunswick counsel, the Company's management believed that the shares had been properly issued. The Company's directors also had the view that proper notice had not been given for the shareholder meeting and that the proxy statement issued by Nord Resources was not in compliance with the requirements of the Exchange Act. Therefore, the Company filed an action in the United States District Court for the District of New Mexico asking the Court to set aside the purported meeting, at least until such time as proper notice was given and proxies were properly solicited under the requirements of the Exchange Act.

It should be noted that the Company could not solicit proxies in connection with the purported meeting under the definition of "solicitation" under the Exchange Act because of its delinquency in filing periodic reports and the unavailability of audited financial statements. Nevertheless, the time and cost of the litigation was disruptive and prevented the Company from having any reasonable opportunity to raise funds conventionally for its share of equity under the PGM joint ventures or becoming current in its financial statements.

            Arrangement with Allied Gold Limited

As a result of the Company's financial condition, which was exacerbated by PGM's tardiness in meeting cash calls from the Company under the Simberi Mining Joint Venture Agreement, Nord Pacific began to explore other alternatives to meet its foreseeable project equity and cash operating requirements. These efforts culminated in initial meetings with Allied Gold, a Western Australia corporation, in early August 2003, which had expressed preliminary interest in acquiring the Company.

At the time of the initial discussions, Allied Gold was in the process of listing its stock on the Australian Stock Exchange ("ASX"), which was in fact completed in December 2003. Allied Gold also has an affiliation with Mineral Commodities Limited which is also listed on the ASX and which, in conjunction with the management of Allied Gold, appears to have the capability to raise capital for worthwhile projects.

Discussions and meetings between the Company and Allied Gold continued in a very positive manner. The Company and individual directors entered into a settlement agreement on December 19, 2003 to settle all litigation with Nord Resources and associated parties, and provided mutual releases to each other. The settlement was a condition precedent to Allied Gold's willingness to enter into the Arrangement Agreement. See Item 3, Legal Proceedings.

In order to induce Allied Gold to enter into the Arrangement Agreement and the Credit Facility Agreement, on December 15, 2003, Nord Pacific entered into a new executive employment agreement with Mark R. Welch, Nord Pacific's President and Chief Executive Officer. The employment agreement terminates a previously existing change of control and severance agreement between Nord Pacific and Mr. Welch. The employment agreement sets forth Mr. Welch's monthly salary and his benefit package. The effect of these provisions is to reduce Nord Pacific's potential liabilities to Mr. Welch in the event of a change of control from three years of salary and benefits to salary and benefits for the period ended December 31, 2004. The employment agreement terminates on December 31, 2004 with possible earlier termination, including upon one month's written notice by Nord Pacific or Mr. Welch. If Nord Pacific terminates Mr. Welch's employment for any reason other than cause, he shall receive a separation package including his base salary for the remaining term of the agreement.

On December 20, 2003, the Company entered into an Arrangement Agreement with Allied Gold pursuant to which, if successfully completed, Allied Gold would acquire all of the outstanding shares of Nord Pacific in an Arrangement under the NBBCA at an exchange ratio of one share of Allied Gold for one share of Nord Pacific, subject to compliance with Canadian withholding tax requirements. Allied Gold also agreed to finance Nord Pacific under the terms of a Credit Facility Agreement signed on December 20, 2003.  An announcement of the Arrangement was filed with the United States Securities and Exchange Commission (the "Commission" or the "SEC") under cover of a Form 8-K dated December 23, 2003 and included as exhibits the Arrangement Agreement and related Credit Facility Agreement between the Company and Allied Gold; both of these agreements are also deemed filed as exhibits to this Form10-KSB through incorporation by reference. The Form 8-K filing also included as exhibits (a) a new Executive Employment Agreement dated December 17, 2003 between Mark R. Welch (President and Chief Executive Officer), the Company and Hicor (See "Related Party Transactions") and (b) the Form of Support Agreement dated December 22, 2003 between Allied, Nord Pacific directors and the Trustee of Retirement Trust for the benefit of Mark R. and Sharon S. Welch in support of the proposed transaction with Allied. These documents are also filed as exhibits to this Form 10-KSB through incorporation by reference.

The summary of the Allied Gold transaction as described herein is qualified in its entirety by reference to the above exhibits. The information contained herein is not a solicitation of a proxy from any security holder of Allied Gold or Nord Pacific, nor is this information an offer to purchase or a solicitation to sell securities. Any offer or solicitation will be made only through an information circular, proxy statement or similar document. Investors and security holders are strongly advised to read such document regarding the proposed business combination referred to in this communication, if and when such document is filed and becomes available, because it will contain important information for them to consider with their vote. Any such document will be filed with the SEC, in Canada on SEDAR and with the ASX and will be available at the SEC's web site, www.sec.gov. Nord Pacific, its directors, executive officers and certain employees may be considered "participants in the solicitation" of proxies from Nord Pacific's shareholders in connection with the proposed business combination. Information regarding such persons and descriptions of their interests in the proposed business combination and related transactions will be contained in the proxy statement of Nord Pacific when it is filed.

As set forth above, under the Arrangement provided by the Arrangement Agreement, Nord shareholders (other than Allied Gold) will receive one share of Allied Gold common stock for each share of Nord Pacific that they own, subject to compliance with Canadian withholding tax requirements. If the Plan is approved, Allied Gold is expected to issue 22,270,152 ordinary shares based on the same number of Nord Pacific shares being currently outstanding, which includes 1,431,482 Nord Pacific shares issuable to W. Pierce Carson (a former executive officer and director of the Company), fully diluted and not held by Allied Gold, pending certain actions as more fully described below.

Allied Gold (symbol: ALD.AX) is headquartered in Perth, Western Australia and is actively engaged in exploration for gold and acquisition of gold properties.  It is closely affiliated with its parent company, Mineral Commodities Limited, which is also traded on the ASX (symbol: MRC.AX).  Mineral Commodities Limited is engaged in a number of projects including the large Xolobeni heavy minerals project in South Africa.

This Arrangement, if successfully completed, will result in Allied Gold, through its ownership of Nord Pacific, acquiring a joint venture interest in the advanced Simberi Gold Project located in the Tabar Islands of New Ireland Province, Papua New Guinea, as well as a joint venture interest in the Tabar Exploration Joint Venture. See Description of Property below for a description of these mining and exploration interests.

Completion of the Arrangement is subject to various conditions. These conditions include court approval of the Arrangement in New Brunswick, regulatory approvals, approval of the Arrangement by the shareholders and option holders of Nord Pacific, approval of the issuance of Allied Gold shares by shareholders of Allied Gold, the continued accuracy of representations and warranties, Allied Gold's satisfaction with results of its due diligence review of Nord Pacific and no adverse changes affecting Nord Pacific or its joint ventures that in Allied's reasonable judgment make it inadvisable for Allied to proceed with the Arrangement. The Arrangement Agreement provides that Nord Pacific will seek a court order approving the Arrangement and an interim court order providing that the Arrangement must be approved by two-thirds of the votes cast by Nord Pacific shareholders and Nord Pacific option holders voting together, with Nord Pacific shareholders being entitled to one vote for each Nord Pacific share held and Nord Pacific option holders being entitled to one vote for each Nord Pacific share issuable pursuant to a Nord Pacific option. Nord Resources, which holds approximately 3.7 million shares (12%) of Nord Pacific, and the management and directors of Nord Pacific, who hold 5.3 million shares (17%), have agreed to vote their Nord Pacific shares in favor of the Arrangement. Allied Gold holds approximately 10.6 million shares (34%), as more fully described below.

The Arrangement Agreement also contains covenants on the part of Nord Pacific. They include not incurring liens or new indebtedness for borrowed money, conferring with Allied Gold as to operational matters related to the joint ventures of Nord Pacific, obtaining the prior approval of Allied Gold (which approval will not be unreasonably withheld) for material decisions relating to those joint ventures and compliance with the Credit Facility Agreement with Allied Gold.

In the Arrangement Agreement, Nord Pacific has agreed not to solicit or encourage any competing acquisition proposals and has agreed to pay Allied Gold a break fee of $240,000 plus expenses if the Arrangement Agreement is terminated under certain events.  If the Arrangement Agreement is terminated, the loans and other liabilities under the Credit Facility Agreement may become due and payable.

Nord Pacific and Allied Gold also entered into a Credit Facility Agreement under which Allied Gold has agreed to loan up to $5.4 million to Nord Pacific to fund its share of Simberi Mining Joint Venture capital requirements and to fund ongoing corporate costs prior to completion of the Plan of Arrangement.  The notes issued for loans under the agreement bear interest at LIBOR plus 2% and mature on December 31, 2005.  The notes are convertible, at Allied's option, into Nord Pacific common stock at increasing prices per share. The notes provide that the initial $600,000 (all of which has already been advanced) is convertible at a price of $0.05 per share, the next $1,800,000 (of which $199,780 has been advanced) at $0.10 per share, the next $1,000,000 at $0.15 per share, the next $1,000,000 at $0.20 per share and the last $1,000,000 at $0.25 per share.  Once Allied Gold acquired conversion rights to acquire 10% of the shares of Nord Pacific (which has occurred), it became entitled to nominate a director to replace an existing director on the Board of Nord Pacific.  When and if Allied Gold acquires shares and conversion rights to 50% of the shares of Nord Pacific, Allied Gold will be entitled to replace another director.

On February 17, 2004, the Company announced that Allied Gold had converted the initial loan in the amount of $527,647 under a Series A Note into 10,552,940 shares of Nord Pacific's common stock, representing 33.8% of the Company's outstanding common stock. The announcement also stated that Mr. John B. Roberts voluntarily stepped down as Chairman of Nord Pacific and, in line with the Arrangement Agreement with Allied Gold, had been replaced as Chairman by Mr. Gregory H. Steemson, who was formerly Managing Director of Allied Gold.

On March 17, 2004, the Company announced that Allied Gold had advanced an additional $272,223 under the Credit Facility Agreement, which, if converted by Allied Gold into Nord Pacific common stock, would increase its total ownership to 40.2% of Nord Pacific's outstanding common stock.

Nord Pacific may not prepay the principal of the advances except upon termination of the Arrangement Agreement under certain circumstances. The obligation of Allied Gold to make each advance is subject to various conditions, including the continued accuracy of representations and warranties in the Credit Facility Agreement and Arrangement Agreement, no change with a material adverse effect on Nord Pacific, and the Arrangement Agreement remaining in full force and effect without a default on the part of Nord Pacific. The Credit Facility Agreement also contains covenants on the part of Nord Pacific, including that Nord Pacific will comply with the Arrangement Agreement, not incur liens or security interests except for permitted encumbrances, not incur additional indebtedness except permitted debt, not sell assets, not change its business and maintain a board of directors consisting of three or four members.  Allied Gold is entitled to a $50,000 facility fee on the maturity date or earlier if the due date of the loans is accelerated.

Nord Pacific engaged Stark Winter Schenkein & Co. LLP of Denver, Colorado, as auditors to prepare the necessary financial statements and annual reports which are in arrears and are required by regulatory authorities in order to solicit proxies and hold a shareholders' meeting for the purposes of voting on the Arrangement.  Holland & Hart LLP, also of Denver, has been engaged as securities counsel for the Company to assist with the preparation of public filings to be made with the SEC.

Because the issuance of Allied Gold shares under the Arrangement is subject to payment of Canadian withholding taxes by Allied Gold in respect of Nord Pacific security holders who are not residents of Canada, non-Canadian security holders of Nord Pacific will need to provide to Allied Gold an exemption certificate from the Canadian Revenue Agency ("CRA") that such withholding tax need not be remitted by Allied Gold.  Otherwise, Allied Gold will be required to remit 25% of the value of the consideration for the Nord Pacific Shares to the CRA, with the balance being paid to the Nord Pacific security holders in Allied Gold shares.  It is anticipated that instructions as to how to obtain an exemption certificate will be provided to Nord Pacific security holders as part of the proxy information package which will be sent to shareholders in connection with the proxy solicitation for the meeting called to consider approval of the Arrangement.

It is currently expected that the security holders' meeting to approve the Arrangement will be held in the second quarter of 2004.

            Additional Events

On January 14, 2004, the Company received notice, in the form of a news release by PGM, that PGM proposed making a formal bid for all of the issued and outstanding shares (with qualifications) of Nord Pacific. To date, Nord Pacific has not received any such formal bid. Nord Pacific advised PGM by letter on January 20, 2004 that any such bid or offer should comply with United States securities laws regarding proxy solicitations, tender offers and offers of securities to the public in the United States and that the PGM press release may have violated these laws. PGM has not responded to the Company's letter. The Company also filed a Form 14D-9 with the SEC on February 2, 2004, which included a letter to shareholders advising them of the PGM news release, stating (among other matters) that:

"The news release by PGM creates more questions than it answers, but is clearly hostile in contrast to the proposed transaction with Allied Gold.  In the press release, PGM states that PGM will be seeking a court order that certain share allotments and reservations made by the Board of Nord Pacific be voided and set aside.  Nord Pacific believes that those transactions are valid.  There are other contingencies and uncertainties in the PGM press release and Nord Pacific has doubts that PGM's press release and related activities complies with applicable securities laws. If and when appropriate, the Nord Pacific Board of Directors will consider and evaluate a proposal or offer of PGM, or any other person, and will let you know its view regarding any such proposal or offer . . . .In the meantime, the Nord Pacific Board of Directors and management plans to stay on track under its agreements with Allied Gold and had been advised that Allied Gold intends to pursue the same course of action."

The reason for questioning whether the PGM press release complied with applicable securities laws was based upon the Company's belief at that time that a tender or exchange offer for shares of Nord Pacific, if made, would be subject to the application of the United States securities laws and that any such tender or exchange offer would need to comply with those laws. Factors relevant to this conclusion are stated under "Shareholders" in Item 5 below. The Company also believed that PGM was aware of these facts because of prior discussions and because of the manner in which the Company has made filings with the SEC. However, PGM did not initially file the press release with the SEC as a communication prior to commencing a tender or exchange offer as required by rules under the United States securities laws. The Company continues to believe that a tender or exchange offer for shares of Nord Pacific, if made, would be subject to the United States securities laws.

On March 2, 2004, PGM and Warrama Consulting Proprietary Limited ("Warrama"), an Australian financial consulting firm, filed a motion with the New Brunswick Court of Queen's Bench requesting that PGM and Warrama be added as parties in the proceeding brought by Nord Resources against Nord Pacific and certain directors as indicated above. See Item 3 below. Nord Pacific and Nord Resources agreed to the settlement of this litigation in December 2003 just prior to Nord Pacific entering into the Arrangement Agreement with Allied Gold.  In the motion, PGM and Warrama claimed to be shareholders of Nord Pacific, owning 5,000 and 75,000 shares respectively, and also claimed that actions of the Nord Pacific Board regarding the Arrangement with Allied Gold have been, among other things, oppressive and unfair and have been done without proper care. They requested the Court to declare all directors' meetings since June 28, 2003 null and void, to set aside transactions with Allied Gold, and to invalidate 5.2 million common shares issued previously to certain directors.  A court hearing on the motion of PGM and Warrama was held on March 23, 2004, at which time the Court adjourned the hearing until April 7, 2004. On April 7, 2004, the Court dismissed the motion of PGM and Warrama and awarded costs to Nord Pacific and Nord Resources in the amount of C$8,000 to be paid one-half by each of PGM and Warrama as related to the motion.  The Court also discontinued all legal proceedings and terminated an Interim Order issued on June 26, 2003.  The Court also signed a Consent Order confirming the settlement of the action between Nord Resources and Nord Pacific (among others), and a discontinuance of the legal proceedings was filed at the direction of the Court.

PGM may have motivations other than the interests of Nord Pacific's shareholders.  As indicated above, PGM stated in a press release dated January 14, 2004 that PGM "is making" a bid for all issued and outstanding shares of Nord Pacific.  Nord Pacific has not received an offer or documents for an offer by PGM.  PGM is also a party with Nord Pacific to the Simberi Mining Joint Venture and the Tabar Exploration Joint Venture. Warrama had been a financial adviser to Nord Pacific and to the Simberi Mining Joint Venture.  Warrama has also stated in a court filing that Warrama was retained in January 2004 by PGM to assist with the development, promotion and enhancement of PGM or its affiliated company's current economic interest in the Simberi Mining Joint Venture.

PGM has earned a 50% interest in the Simberi Mining Joint Venture, subject to confirmation of funds expended by PGM. If Nord Pacific cannot meet its share of expenses in the joint venture, PGM could dilute Nord Pacific's interest in the Simberi Mining Joint Venture, according to a formula, to as low as 15%, with PGM's interest rising to 85%. Similar provisions apply in the Tabar joint venture.

Nord Pacific has been using funds borrowed from Allied Gold to pay expenses of giving its security holders current information about the Company, to give its security holders the opportunity to consider the Arrangement, to pay legal expenses, to support its operations and to meet its equity requirements for the Simberi Mining Joint Venture in order to preserve its participating interest in the joint venture as an asset for all of its shareholders. If these loans by Allied Gold had to be repaid, if Nord Pacific were unable to meet the equity requirements of its Simberi Mining Joint Venture, and if PGM were to fund the additional equity requirements for the Simberi Mining Joint Venture, then (as described above) under the joint venture agreement PGM would be able to increase its participating interest in the Simberi Mining Joint Venture at the expense of Nord Pacific's participating interest to the detriment of Nord Pacific's shareholders.

Products and Marketing

At the present time, the Company has no products to market but ultimately intends to be, through the Simberi Mining Joint Venture (and, as currently contemplated, as a subsidiary of Allied Gold) a producer of gold with respect to its share of production under Part 24 of the Simberi Mining Joint Venture Agreement with PGM, provided project financing is arranged, of which there can be no assurance. Part 24 does contain, however, certain restrictions on the ability of the joint venture parties to market their respective share of gold production as long as project debt is outstanding. The manner in which such restrictions will be operative cannot be determined until the detailed terms and conditions of project financing have been established. As a practical matter, however, gold is a fungible commodity widely traded in world markets and can be readily sold on a spot or forward-sale basis. Nord Pacific has sound experience in gold marketing and hedging through its prior majority ownership and successful operation of a gold mine in Australia.

The Industry and the Registrant's Competition

Because of the Company's financial condition, it has not been in a position to compete in the exploration and mining industry for many years. The exploration and mining industry has been historically competitive in terms of project opportunities and recruiting employees, and it has always been difficult for smaller companies to compete with well-financed large mining companies.

Employees

The registrant has four full time employees, two of whom are based in Albuquerque and two in Sydney, Australia.

ITEM 2:         DESCRIPTION OF PROPERTY.

Offices

The Company leases approximately 1,900 square feet for its executive offices located at 2727 San Pedro NE, Suite 116, Albuquerque, New Mexico 87110 on a monthly basis at a rent of $2,155 per month. The lease is cancelable on 90 days' notice. Nord Pacific's management believes that the executive offices will be adequate for the Company's business for the near future. In Sydney, Australia, the Company's operations are conducted out of the homes of its two employees. As hereinafter described, the Simberi Mining Joint Venture maintains an office on Simberi Island (Papua New Guinea), the costs of which are being paid by the Joint Venture.

Mineral Properties

The Company's principal mineral properties consist of its holdings in the Tabar Islands, Papua New Guinea, in the form of Mining Lease No. 136 on Simberi Island, and Exploration License No 609 which covers the balance of the Tabar Islands not covered by the Mining Lease.  Both instruments are included in the Joint Ventures with PGM.

The Papau New Guinea government owns 786,000 shares of the Company's common stock.

In addition, the Company holds an exploration concession covering the Mapimi precious and base metal prospect near Durango, Mexico and minority interests in two precious and base metal exploration joint ventures in Australia and one in Canada. The Australian exploration joint ventures are conducted by the other parties but are not considered by the Company to be significant assets at this time. The Company's interests are being diluted as the other joint venturers expend funds.  The Company believes that the Mapimi prospect has potential for discovery of gold, silver, lead, zinc and copper deposits but is not the subject of any current work program and its holding costs are minimal. Nord Pacific does not currently have available funds to independently undertake any exploration work at Mapimi and does not have any discussions in progress pursuant to which a joint venture for Mapimi exploration would be undertaken.

In many countries outside the United States (including Australia and Canada), quantities, volumes and distances are set forth in metric terms, which can sometimes be confusing to U.S. residents. The following are some of the more common metric and English equivalents used in describing mining properties, which are described herein in metric equivalents unless otherwise stated:

Metric                                      English

Centimeter (cm)                        0.39 inches = 1 cm

Gram (gm)                                31.1 gm = 1 ounce (troy)

Hectare                                    2.47 acres = 1 hectare

Kilometer (Km)                        0.62 miles = 1 Km

Meter (m)                                 39.37 inches = 1 m

Tonne                                       2,240 pounds (or 1.12 short tons) = 1 tonne

Gram                                        1 troy ounce gold = 31.1034768 grams

Tabar Islands and Simberi Mining Joint Venture

General

The Company's properties covered by Mining Lease 136 are part of the Simberi Mining Joint Venture. The Simberi Mining Joint Venture proposes to develop a mining operation and a gold extraction plant on Simberi Island in the Tabar Group on certain of these properties, which is called the Simberi Oxide Gold Project or the Project.

In August 2003, Lycopodium Pty Ltd., an independent engineering consultant located in Australia, with contributions from the parties to the Simberi Mining Joint Venture and other consultants, completed a feasibility study of the Simberi Oxide Gold Project. The estimated capital and operating costs of the Simberi Oxide Gold Project as set forth in the 2003 feasibility study in Australian dollars were converted into U.S. dollars on the basis of A$1 for US$0.625. The feasibility study also used a gold price per ounce of US$350. The foreign exchange rate at March 31, 2004 was approximately A$1 equals US$0.75, and the gold price on that date was US$425 per ounce. The capital and operating costs in United States dollars could be higher or lower depending on the foreign currency exchange rate and, depending on the price of gold, could affect the reserves at the Simberi Gold Mining Project.

The Simberi Oxide Gold Project involves the development of oxide gold deposits located on Simberi Island within ML 136. "Oxide gold deposits" are those that have been "weathered" (or oxidized) by nature (generally as the result of surface waters which have percolated through the mineralization over millions of years) and are generally found at or near the surface. The oxide deposits are amenable to open-pit mining methods, as well as processing and recovery of gold through conventional milling for the recovery of gold bullion.

The gold mineralization ("ore") begins at the surface, with little or no waste to be mined (which would normally be disposed of in waste holding facilities). However, inferred resources do exist at the various mine sites which contain economically extractable gold values.  These in-pit resources have to be mined in order to access the balance of the ore reserves.  Due to the nature of the terrain, high rainfall events, environmental constraints and considerations, and the contained and recoverable gold within the in-pit resources, a decision was made that it is more economic to mine and process the in-pit resources than it is to dispose of the material.  This approach at the same time avoids some environmental problems (such as muddy run-off and stream and coastal pollution).  In all cases, the in-pit resources have gold grades that are in excess of the operating cutoff grades.

There are several deposits to be mined, ranging in size from a few hundred thousand tonnes to several million tonnes.  The deposits tend to occur on the tops or along ridges of the interior hills of Simberi Island.

After clearing each deposit from natural vegetation, the gold, including internal inferred resources, will be mined utilizing bulldozers and front-end loaders.  Mined materials will be crushed at or near each mine site.  The crushed materials will to be slurried with water and will be transported by pipeline to a processing mill located near the coast line, where it will be received into large storage and processing tanks.

The oxide gold is amenable to conventional milling practices using sodium cyanide as the leaching agent. After additional grinding, if required, the resulting slurry, referred to as "pulp", will be pumped into the processing circuit, which consists of a series of large open-topped agitated tanks in which cyanide leaching and carbon adsorption take place.  A weak solution of sodium cyanide is introduced into the pulp at a relatively high pH. The gold is dissolved by the cyanide and goes into the leaching solution. Following this step, the gold is recovered through what is commonly referred to as a carbon-in-leach ("CIL") or carbon-in-pulp ("CIP") process. Activated carbon has the ability to adsorb gold from the cyanide solution. Accordingly, discrete particles of activated carbon, usually manufactured from coconut shells, are introduced into the pulp as well. The gold is adsorbed onto the particles of carbon, which are then periodically screened out from the pulp.  The gold is then stripped from the carbon using a stronger solution of cyanide and is recovered through conventional electrowinning (electrical extraction from solution).

Drilling and geophysical work performed at the oxide deposits at Simberi, as well as on the other islands, has also confirmed the presence of sulfide gold mineralization underlying the oxides, demonstrating the potential for further exploration. Generally, sulfides consist of mineralization in which the metallic elements, such as iron and copper, are chemically linked to sulfur and have not been exposed to the weathering or oxidation applicable to oxides.  The gold occurs as elemental gold within sulphide crystals, typically pyrite. The sulfide mineralization is usually found at greater depth than the oxides and can often, if ore reserves are discovered, require underground mining methods and a more complicated and therefore more expensive method of processing than that required for oxides.

The geology of the Tabar Islands is similar to that on Lihir Island, located about 80 kilometers from Simberi, on which an affiliate of Rio Tinto Plc. (Lihir Gold Limited) produces a reported 650,000 ounces of gold per year from a massive sulfide deposit using autoclave leaching technology. Should an economic sulphide deposit be developed on Simberi, it might be possible to treat the ore or sulphide concentrates at the Lihir facility, subject to a satisfactory agreement with Lihir.

In 1981, Nord Resources acquired EL 609 covering the Tabar Islands group, which are located in the northern part of PNG in New Ireland Province. In 1983, the exploration license was farmed out to the Kennecott Niugini Mining Joint Venture, which earned a 70% interest in the license and resulted in the following ownership:  Kennecott Explorations (Australia) Ltd. (61.6%), Nuigini Mining Ltd. (8.4%) and Nord Resources (30%). Kennecott, now owned by Rio Tinto Plc., managed the joint venture, which expended over $14 million on exploration and development drilling over a 10-year period on the Tabar Islands, the major part of which was spent on Simberi Island. Amounts expended included administrative costs associated with the joint venture, as well as costs associated with developing an infrastructure on Simberi Island. Other exploration targets on Simberi and the other islands were also identified for both gold and copper mineralization.

The Company was organized in Bermuda in 1988 for the purpose of acquiring all of the assets, subject to the liabilities, of two limited partnerships.  The partnerships and Nord Resources owned the venture interests in a California joint venture (Nord-Highlands).  In April, 1990, the partnerships transferred all of their assets, including the interests in the Kennecott-Niugini Tabar Exploration joint venture (subject to their liabilities) to the Company in exchange for common shares of the Company, and Nord Resources relinquished all rights it had in Nord-Highlands.  The partnerships then immediately dissolved and liquidated and distributed the shares of the Company to their respective limited partners.  In 1993, the Company acquired all the interests of Kennecott and Nuigini in the joint venture. Nord Pacific's former joint venture partners (Kennecott and Nuigini Mining) have an option to reacquire 50% of a project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually.  If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised.  The Company concentrated its efforts on further exploration and development of the oxide gold deposits on Simberi Island. As a result of these efforts, which were undertaken at an approximate cost of $14 million through December 31, 2003, seven oxide gold targets were delineated.

Simberi Oxide Gold Project and 2003 Feasibility Study

The Simberi Oxide Gold Project consists of the development of a mining operation and a gold extraction plant on Simberi Island as previously described. The mining operation, as proposed by the Simberi Mining Joint Venture, would include open pit mining at seven locations or pits. The proposed treatment plant will be designed to operate at 1,000,000 metric tonnes of oxides per year and, as proposed, will commence operation at a rate of 600,000 metric tonnes in the first year.

Lycopodium Pty Ltd was initially engaged by Nord Pacific in 1996 to prepare a feasibility study for the development and production of gold from the Simberi oxide deposits. This study was completed in August 1996. Under the Simberi Mining Joint Venture with PGM, Lycopodium was retained in 2003 to update the 1996 feasibility study in connection with plans to obtain financing for the development of the Project (the "2003 feasibility study"). Pursuant to these undertakings, Lycopodium managed and compiled the 2003 feasibility study; in doing so, Lycopodium prepared parts of the study and retained independent consultants for other specific areas of responsibilities, including the following:

  Geological interpretation;

  Resource estimation;

  Technical review of data collection;

  Mine planning and scheduling, including mine operating cost data and mining methodology;

  Geotechnical data;

  Water management;

  Submarine tailings facility design;

  Environmental plans, management and monitoring;

  Business plan;

  Process plant design and metallurgical characterization;

  Infrastructure and plant operation;

  Estimates of capital and operating costs;

  Project implementation plan; and

  Financial analysis.

Lycopodium has estimated that the capital cost of constructing the oxide processing plant and related infrastructure is approximately A$29.6 million or US$18.5 million. Lycopodium has also estimated that mining, treatment and plant operating costs, including maintenance and administration, will be approximately A$19.13, or US$11.96 per metric tonne of ore in the first year of operation (including costs of administration and maintenance) and approximately A$12.94, or US$8.09 per metric tonne thereafter. These estimated amounts are based on the value of Australian dollars at A$1 for US$0.625, are exclusive of working capital and financing costs and contain no allowance for, among other things, escalation of costs or compensation of corporate staff during construction or operations.

The current plan as stated in the 2003 feasibility study provides for a plant which will produce on average approximately 34,000 ounces of gold per year for a minimum of nine years. The 2003 feasibility study estimated that 90% of the gold in the proven and probable reserves of 6,854,000 tonnes at 1.36 grams per tonne will be recovered into 270,000 ounces of gold as metal bullion and that approximately 85% of the gold contained in the inferred resources of 2,125,000 tonnes at 0.95 grams per tonne will be recovered into 55,000 ounces of gold as metal bullion, for a total estimated production of 325,000 ounces of gold from the reserves and in-pit inferred resources. Based upon the stated capital and operating cost estimates, this equates to a total average cash cost of production, including general/administration costs, of approximately US$238 per ounce. In addition, the initial construction capital (US$18.5 million) equates to an average capital cost per ounce of gold produced of approximately US$57, exclusive of interest costs. The current plan as stated in the 2003 feasibility study and these costs are based upon mining the estimated proved and probable reserves and also the estimated inferred resources which are not reserves. See also "Tabar Islands and Simberi Mining Joint Venture - General" above regarding the decision to mine in-pit resources.

There can be no assurance as to the future price of gold, which historically has been quite volatile, or to the future exchange rate between the Australian and United States dollars, the latter of which has been in a downtrend during the last year. Other than labor at the Simberi project, most costs will be incurred in Australian dollars. In this regard, a major component of cash operating costs will be determined by the cost of diesel fuel for generation of electric power and to perform mining operations. The world price of oil has recently climbed to 14-year highs, which could adversely affect overall operating costs.

PNG Mining Laws, Mining Lease and Exploration License

The principal PNG mining laws are the PNG Mining Act, the Mining (Safety) Act and the Regulations under these acts. The PNG Mining Act provides that "all minerals existing on, in or below the surface of any land in PNG, including any materials contained in any water lying on any land in PNG, are the property of the PNG Government. The PNG Mining Act also provides for a system of licenses and leases, pursuant to which persons are permitted to explore for minerals, develop mines and extract mining products. The Mining (Safety) Act provides for the regulation and inspection of mines and associated works.

In 1990 and 1991, actions were brought in the PNG National Court challenging the constitutional validity of the prior Mining Act on the grounds that the PNG Government's ownership of minerals under privately owned land resulted in an unjust deprivation of property. The actions were dismissed on procedural grounds and thus the merits of the challenge were never decided. When the PNG Mining Act was enacted in June 1992, provisions were included in an attempt to clarify the constitutional status of any compulsory acquisition of property, or deprivation of the use or possession of property, which may be effected by or under the new PNG Mining Act.

The primary rights for operations under the PNG Mining Act are exploration licenses and mining leases. An exploration license confers the exclusive right to carry out exploration for minerals for a two-year period over a defined area. The holder of an exploration license is required to conduct certain minimum agreed exploration activities during the term of the license. Assuming it complies with the terms of the exploration license and submits an acceptable program for the next period, the holder can generally expect the license to be renewed for additional two-year periods over a reduced area at each renewal down to a minimum of 250 sq km. However, the holder has no legal right to require such an extension. A mining lease with respect to property covered by an exploration license can only be granted to the holder of the license, although the PNG Government is under no obligation to issue a mining lease and could simply allow the exploration license to lapse, in which case a mining lease for the property could be granted to another person.  In practice, this has not occurred to the Company's knowledge.

In December 1996, Nord Pacific, the PNG government, the New Ireland Provincial Government, the Tabar Community Government (now called the Central New Ireland Local Level Government) and the Simberi Landowners Association entered into a Memorandum of Agreement ("MOA") that details the relationship among the parties during the project life. Pursuant to the MOA, a mining lease, ML 136, was granted by the Papua New Guinea Department of Mining ("DOM") for the mining and exploitation of the Simberi oxide deposits for a period of 12 years.

A mining lease provides tenure to carry out construction and operations. Mining Lease 136 ("ML 136") has been granted for a term expiring on December 31, 2008 and may be extended indefinitely to cover the life of the project provided that production is being obtained at the end of the primary term. In addition, before the land is occupied for mining purposes, agreement must be reached with the landowners on appropriate compensation, which has been accomplished for ML 136 but which is currently under review as provided in the MOA. Such compensation is relatively nominal and effectively constitutes annual rental to the landowners.

ML 136 covers 2,560 hectares. Seven different Simberi deposits will be the subject of initial exploitation by the Simberi Mining Joint Venture. EL 609 essentially covers the balance of the Tabar Islands. The term of EL 609 has been extended until May 5, 2005 pursuant to the Company having completed its previous work programs and pursuant to an approved exploration plan.

The holder of a mining lease is obligated to pay a royalty to the PNG Government equal to 2% of the net smelter returns derived from sale of the recovered minerals or metals, a substantial portion or all of which is distributed to the landowners and the Local Level Community Government.

The standard conditions of Mining Lease No 136 include the following requirements:

  Nord Pacific complies with the Mining (Safety) Act Chapter No. 195A and its Regulations;

  Nord Pacific complies with the conditions imposed by the Department of Environment and Conservation and conditions set by the Bureau of Water Resources;

  Nord Pacific provides the DOM with production reports every six months incorporating monthly production figures gained as a result of the lease;

  Nord Pacific submits the open-pit mining plans to the Chief Inspector of Mines six weeks prior to the commencement of mining operations;

  Nord Pacific submits to the Chief Inspector of Mines all construction and mine plans; and

  Other standard provisions including conditions relating to land use and mine closure.

            The Project-specific conditions of the Mining Lease include the following requirements:

  The Project is to be developed as defined within the 1996 Feasibility Study of the Simberi Oxide Gold Project originally prepared by Lycopodium Pty. Ltd. ("Lycopodium").  The feasibility study was updated in 1999 and further updated in August 2003 under the present joint venture, but the Project remains essentially the same.

  Nord Pacific shall commence production of gold by December 31, 2004.  This is expected to be extended for at least another two years consistent with past extensions based upon discussions and correspondence with officials of the PNG government.

  Nord Pacific is required to provide an alternative water supply to any village or hamlet whose normal water supply is impacted by the Project, which has already been addressed to the satisfaction of the Government. It should be noted that the Project could use salt water from time to time for its process water should there be a fresh water shortage.

  Nord Pacific shall maintain drainage channels draining from areas affected by mining which pass through villages in a state that minimizes flood impacts on village areas.

Finally, the Mining Lease acknowledges "it is planned to continue exploration and evaluation of any sulfide resources which may be identified within the Mining Lease for future development if proven to be economic."

Exploration License No 609 (EL 609) covers an area of 234 square kilometers (90.4 square miles) and extends over the islands of Big Tabar, Tatau and the western side of Simberi Island. As described previously, exploration licenses are granted for two years and can be extended in two-year terms subject to the approval of the Minister for Mining. The annual rental for EL 609 is K32,430 (approximately US$10,000) and the minimum annual expenditure requirement is K138,000 (US$43,000). The conditions of the licensee are:

  Compliance with the work program submitted at the time of application

  The State has the right to acquire up to 30% equity in the any mineral discovery within the license.

The previous joint venture with Kennecott and Niugini Mining and subsequent sole exploration by Nord Pacific resulted in the identification of some 22 prospects of which 17 are gold related and the other five are gold and copper occurrences.

Permitting

All significant environmental and operating permits required for the Simberi Mining Joint Venture to undertake gold production operations on the Simberi oxide gold deposits have been obtained, although some additional permits will be necessary with respect to water pumping and discharge, and the environmental permits are being updated. Applications have already been made for such additional permits, and the Company reasonably believes, and has been so advised, that they will be granted by the PNG government without undue delay, complications or requirement for performance of additional work.

Financing

Development of the Simberi Oxide Gold Project will require outside financing. The Simberi Mining Joint Venture parties have estimated that debt of approximately US$20 million will be required. PGM has announced that it plans to complete such debt financing for the Project in the spring of 2004. However, the Company has not been furnished with any detailed information concerning the financing plans of PGM or the equity share of each of PGM and the Company for the Project if such a financing were obtained. As described above under "Plan of Arrangement With Allied Gold Limited," the Company has available funding which should be sufficient to satisfy its share of the equity portion of any financing for the Project.

Geography and Climate

Papua New Guinea lies wholly within the tropics north of Australia and comprises the eastern half of the island of New Guinea (the western half forming Irian Jaya, a province of Indonesia); the Bismarck Archipelago, the main islands of which are New Britain, New Ireland and Manus; the northernmost Solomon Islands of Bougainville and Buka; and the group of islands in the eastern part that include Trobriand and D'Entrecasteaux Islands. Papua New Guinea is one of the largest countries in the South Pacific with a land area of approximately 465,000 square kilometers.

A line of active volcanoes stretches along the north coast of the mainland and through the island of New Britain. The coastline is ringed by coral reefs with very few deep landlocked harbors. The vegetation changes from swamps and savannah grasslands on the coast through tropical rain forest to moss alpine forest and grasslands in the highlands. The dominant vegetation is dense tropical rain forest.

The climate is tropical and monsoonal with only two seasons, the wet and the dry, (although at the latitude of the project (2o40'S) the rainfall is distributed relatively evenly throughout the year), regulated by the northwest and southeast airstreams, respectively. Temperatures vary significantly between the coast (20°C to 35°C) and the highlands (l0°C to 30°C). Rainfall varies from 102 cm per annum in the Port Moresby area to more than 510 cm per annum in some localities. At Simberi average annual rainfall is about 300 cm per year.

Simberi is the northern-most island in the Tabar Group. The Tabar Group forms part of an alkaline, basic to intermediate chain of volcanic islands that have a northwest trend roughly parallel to the coast of New Ireland, and are known as the Tabar - Lihir - Tanga - Feni island arc (TLTF). The island groups are roughly equidistant from one another (approximately 75km) and are spread out over a distance of 225km from Bougainville in the south to Mussau in the north.

Access to Simberi and the other Tabar Islands is generally by ship or boat, which will be the means by which equipment, supplies and consumables are transported to the harbor at Simberi Island for mining operations. Simberi Island also has a usable airstrip for light planes, which facilitate transportation of management personnel or visitors, who generally will fly in from Port Moresby. All electric power on Simberi will generated by diesel-fired generators, including at least one proposed standby generator to allow for repairs and maintenance.

Geological Setting and Mineralization

The gold prospects on Simberi are Island located in the eastern half of a volcanic core and are within an epithermal alteration system about 4 km by 2 km in size. The oxide gold mineralization varies between a few meters to 50 meters in thickness and is typically at the top of or running along ridges. The grade of the mineralization is related to the degree of fracturing of the host rocks, which are generally altered alkaline lava flows or intrusives, or volcanoclastics and tuffs (consolidated volcanic ash). In layman's terms, this refers to a geologic system in which prehistoric volcanic activity was present and resulted in hot, mineral-bearing solutions being percolated upwards to the surface through fractures in the volcanic rock, with the result that the minerals were precipitated in the host rock as the solutions cooled. All the main gold prospects on Simberi Island are concentrated in a north-south corridor on the eastern side of the island, coincident with a strong airborne geophysical radiometric and magnetic anomaly typical of alteration associated with an epithermal mineralization system.

Although all the prospects on Simberi outcrop on or near ridge crests, the reasons for which are not clear, the gold mineralization does not seem to be associated with any particular lithology (rock type).

In the oxide zone, gold mineralization is associated with anomalous arsenic values. Where higher gold values occur, high arsenic values also occur. High silver values also occur but appear to have no direct association with gold grades. Depletion of base metals such as zinc, lead and copper has occurred in the oxide zone, and assay results for these elements are generally low and cannot be directly correlated with gold grades. In general the base metals form a broad halo around higher-grade gold mineralization, and there appears to be an inverse relationship between high gold values and base metal values. At all the prospects on Simberi, widespread disseminated pyrite mineralization is observed which occurs as two separate phases. One phase is associated with gold mineralization and a second more pervasive phase is generally barren and believed to have occurred before the gold mineralizing event.

Previous Exploration

The joint venture with Kennecott and Niugini Mining as described above and subsequently the Company, on its own behalf, conducted exploration on Simberi Island since 1983. As a result, the Company identified seven separate oxide deposits, of which the Company believes six are commercially mineable at a price of gold in excess of $350 per ounce. See "Simberi Reserves (Australian)" below.

The main ground techniques used in the exploration for gold mineralization on Simberi were systematic reconnaissance stream sediment and rock chip geochemical surveys, ridge-and-spur and auger geochemical soil surveys, bulldozer benching and associated channel sampling, diamond core and reverse circulation percussion drilling, together with Induced Polarization ("IP") geophysical surveys. In addition, airborne radiometric, magnetic and side-looking radar surveys were completed, as well as color air photography.

The bulldozer benching and IP geophysical surveys were the main tools used by Nord Pacific to focus upon areas of anomalous gold geochemistry, with a view to subsequent testing by drilling. Bulldozers were used to expose bedrock, which could subsequently be sampled and mapped along extensive traverses. The benches were sited along strike of mineralization, or within zones of anomalous gold geochemistry that had been previously identified either by soil sampling, rock chip sampling or benching.

During mapping, special attention was paid to the orientation and declination of fractures and joint sets to determine which parameters had the most influence on grade, all of which was later used in planning drilling programs. During the period between 1984 and 1997, a total of 871 drill holes were completed in exploring the Simberi oxide deposits. Of this total, 88 were core holes (commonly referred to as "diamond drill holes") in which an actual core or intact sample of rock is taken from the deposit. The balance of the exploration drill holes were "reverse circulation" holes, in which pulverized drill cuttings are taken from the deposit. More than 2,700 channel samples were also taken, thereby providing a high degree of confidence in estimates of the mineral resource. Assays for both the drill holes and channel samples were completed using standard industry practices by independent laboratories.

There are no adjacent operating properties on Simberi Island itself or on the other islands of the Tabar Group. However, there are numerous gold and base metal prospects on Simberi Island and on the other two main islands in the Tabar Group, within EL 609, that merit additional exploration.

Simberi Reserves (Australian)

The 2003 feasibility study for the Simberi Oxide Gold Project contains estimates of mineral reserves and resources at the site of the proposed seven pits. Michael Binns calculated these estimates through his company Minstat Pty Ltd. Mr. Binns is a member of the Australasian Institute of Mining and Metallurgy and has worked with the Company on this Project since 1994. According to the 2003 feasibility study, Mr. Binns has sufficient experience relevant to the style of mineralization and type of deposit under consideration and to the activities he undertook to qualify as a "competent person" as defined in the 1999 edition of the Australasian Code for Reporting of Mineral Resources and Ore Reserves.

A summary of the reserve and resource estimates prepared by Mr. Binns is stated below. These estimates follow the guidelines of the 1999 edition of the Australasian Code for Reporting of Mineral Resources and Ore Reserves, which were prepared by a committee established by the Australian mining industry and known as the Joint Ore Reserves Committee ("JORC"). This edition is sometimes referred to as the 1999 JORC Code.

The gold price and foreign exchange rate used for these estimates of reserves and resources were US$350 per ounce and a foreign exchange rate of A$1 equals US$0.625. The average afternoon fixing prices on an annual basis and expressed in U.S. dollars for gold per ounce on the London Bullion Market was approximately $299 for the three years ended July 31, 2003 and was approximately $315 for the three years ended December 31, 2003. The average annual fixing prices were US$271 for 2001, US$310 for 2002 and US$363 for 2003.

The exchange rate used for United States dollars in determining reserves is also important because it affects the costs of operations in Australian dollars that will be experienced by Simberi Mining Joint Venture.  The 2003 feasibility study uses an exchange rate of A$1 for US$0.625.  This exchange rate was the mean between the average exchange rate of these currencies for February 2003 (A$1 for US$0.59) and the average exchange rate for these currencies in August 2003 (A$1 for US$0.65).  At March 31, 2004, the exchange rate was A$1 for US$0.7537. Thus, the costs in United States dollars at March 31, 2004 would be higher. The gold price per ounce also fluctuates and was US$425 per ounce at March 31, 2004, which is also higher than the price used in the 2003 feasibility study.

The term "transition" in the table below refers to partially oxidized rock that contains a mixture of sulfide minerals and sulfur-free mineral (oxidized material). Transitional material lies between oxide and fresh mineralisation and represents the interface between these two rock types.

The Company's ownership and economic interest in the Simberi Oxide Gold Project and thus the reserves at the Project, is currently 50% (assuming PGM provides adequate documentation of expenditures permitting it to become a 50% owner). In order to maintain this percentage interest, Nord Pacific must continue to fund its part of the equity requirements for the Project. See Item 1, Description of Business above. If PGM is successful in obtaining Project financing, the Company's interest will be reduced to 49% of the Simberi Joint Venture and thus the Project.

The information contained in the table below has been made available to Allied Gold and to PGM. It is believed that these parties view this information as significant in terms of their consideration of the Simberi Mining Joint Venture and the Company.

Simberi Mining Joint Venture
Ore Reserves and Mineral Resources within Designed Pits
as of August, 2003

Pit/Category	Oxide Metric Tonnes ('000's)	Oxide Gold Grade (Grams per tonne)	Transition Metric Tonnes ('000's)	Transition Gold Grade (Grams per tonne)	Total Metric Tonnage ('000's)	Total Gold Grade (Grams per tonne)	Ounces of contained gold
Sorowar Proved Probable	3503 1300	1.27 0.86	- -	- --	3503 1300	1.27 0.86
Total Ore Reserves	4803	1.16	-	-	4803	1.16	179,127
Inferred Resource	384	1.07	-	-	384	1.07	13,210
Pigibo Proved Probable	- -	- -	- -	- -	- -	- -
Total Ore Reserves	-	-	-	-	-	-
Inferred Resource	1673	0.90	-	-	1673	0.90	48,409
Botlu South Proved Probable	768 198	1.34 1.39	- -	- -	768 198	1.34 1.39
Total Ore Reserves	966	1.35	-	-	966	1.35	41,928
Inferred Resource	17	1.41	-	-	17	1.41	623
Pigiput Proved Probable	386 176	1.32 1.27	- -	- -	386 176	1.32 1.27
Total Ore Reserves	562	1.30	-	-	562	1.30	23,489
Inferred Resource	45	1.40	-	-	45	1.40	2,025
Samat East Proved Probable	- 161	- 1.77	- -	- -	- 161	- 1.77
Total Ore Reserves	161	1.77	-	-	161	1.77	9,162
Inferred Resource	3	2.49	-	-	3	2.49	240
Samat South Proved Probable	136 21	4.98 2.01	- 37	- 5.37	136 58	4.98 4.15
Total Ore Reserves	157	4.58	37	5.37	194	4.73	29,502
Inferred Resource	3	4.00	-	-	3	4.00	386
Samat North Proved Probable	150 12	3.34 0.56	- 6	- 6.00	150 18	3.34 2.37
Total Ore Reserves	162	3.13	6	6.00	168	3.23	17,459
Inferred Resource	-	-	-	-	-	-
Grand Total Proved Probable	4943 1868	1.45 1.04	- 43	- 5.46	4943 1911	1.45 1.14
Total Ore Reserves	6811	1.34	43	5.46	6854	1.364	300,667
Inferred Resource	2125	0.95	-	-	2125	0.95	64,893

The Company believes, on the basis of independent metallurgical tests conducted on the materials extracted from the oxide gold deposits through drilling, that approximately 90% of the contained gold can be extracted and recovered from the Ore Reserves and Inferred Resources.

The terms ore reserve, proved reserve and probable reserve under the 1999 JORC Code have the following meanings:

An "Ore Reserve" is the economically mineable part of a Measured or Indicated Mineral Resource. It includes diluting materials and allowances for losses which may occur when the material is mined. Appropriate assessments, which may include feasibility studies, have been carried out, and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. These assessments demonstrate at the time of reporting that extraction could reasonably be justified. Ore Reserves are sub-divided in order of increasing confidence into Probable Ore Reserves and Proved Ore Reserves.

A "Proved Ore Reserve" is the economically mineable part of a Measured Mineral Resource. It includes diluting materials and allowances for losses which may occur when the material is mined. Appropriate assessments, which may include feasibility studies, have been carried out, and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors.  These assessments demonstrate at the time of reporting that extraction could reasonably be justified.

A "Probable Ore Reserve" is the economically mineable part of an Indicated, and in some circumstances Measured Mineral Resource. It includes diluting materials and allowances for losses, which may occur when the material is mined. Appropriate assessments, which may include feasibility studies, have been carried out, and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors.  These assessments demonstrate at the time of reporting that extraction could reasonably be justified.

The terms mineral resources and inferred resource have the following definitions under the 1999 JORC Code. Inferred resources are not generally disclosed in reports filed with the United States Securities and Exchange Commission but are stated in this Report because of their disclosure to Allied Gold and PGM and because of the disclosure of this information in Canada and Australia by those two parties. Mineral resources and inferred resources are not reserves. In the United States, references to "resources" mean "mineralized material."

A "Mineral Resource" is a concentration or occurrence of material of intrinsic economic interest in or on the Earth's crust in such form and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral Resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated and Measured categories.

"Inferred Resources" are defined as that part of a Mineral Resource for which tonnage, grade and mineral content can be estimated with a low level of confidence. It is inferred from geological evidence and assumed but not verified geological and/or grade continuity. It is based upon information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes which may be limited or of uncertain quality and reliability.

The Company believes that the above definitions of reserves are similar to those terms as defined by the United States Securities and Exchange Commission. After discussion with the party which made the estimates, the Company believes that the reserves would be substantially the same if the definitions of the United States Securities and Exchange Commission had been used and if a gold price of US$350 per ounce were used as was done in the 2003 feasibility study.

In addition to the exploration performed on the Simberi oxide deposits, exploration drilling performed under the Kennecott-Nuigini-Nord Resources joint venture and by the Company also identified significant sulfide gold mineralization underlying the oxide deposits, as well as the potential for significant copper mineralization in other areas of the Tabar Islands. Although many of the drill holes disclosed intercepts of relatively high grades in gold, much additional work remains to be performed in order to delineate "reserves" of either gold or copper, and there can be no assurance that additional work, if conducted, will in fact delineate additional reserves of gold or of copper. Under the terms of the Tabar Exploration Joint Venture with PGM, the Company does not control exploration plans for the first US$2 million in expenditures, and thereafter the parties jointly determine exploration expenditures above that amount for this Venture. There can be no assurance that additional exploration will be conducted. Further, there can be no assurance that the Company, either on its own behalf or through its acquisition by Allied Gold if the Arrangement is approved as described above, will be able to fund its share of any exploration expenditures which may be undertaken by PGM.

Risk Factors

The future of the Company, and the value of its assets to the shareholders of the Company, is dependent upon the success of the Simberi Oxide Gold Project.

The primary need for this Project is to obtain financing to develop the project. The Company is dependent upon the efforts of PGM (or Allied Gold) in arranging this financing and then later in developing the Project.

The Company has no revenues.

The Company is dependent upon external financing by means of the credit agreement with Allied Gold for funds to conduct its ongoing administrative operations and to meet any equity requirements of the Simberi Mining Joint Venture. Loans under the Allied Gold credit facility become due and payable on the maturity date of December 31, 2005, or, if earlier, upon termination of the Arrangement Agreement with Allied Gold or prior to Nord Pacific entering into a proposed agreement for a Superior Transaction (as defined in the Arrangement Agreement) for the sale of the Company.

The Company in the recent past has not been able to find other sources of financing. Therefore, the value of the shareholders' interests is dependent upon completion of the Arrangement with Allied Gold or another sale of the Company or its assets.

In exchange for advancing loans under the credit facility, Allied Gold receives convertible notes. The first note issued to Allied Gold has been converted. Conversions of such notes will result in substantial dilution of existing shareholders of the Company.

If mining of the Simberi Oxide Gold Project commences, the Project will be subject to all the risks inherent in new and existing mining operations.

Any proposed mine, processing plant or related facilities may have to be shut down or operations may otherwise be disrupted by a variety of risks and hazards that are beyond the control of the operator, including environmental hazards, industrial accidents, technical failures, labor disputes, unusual or unexpected rock formations, flooding and extended interruptions due to inclement or hazardous weather conditions, fires, explosions and other accidents at the mine, processing plant or related facilities. These risks and hazards could also result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, business interruption, monetary losses and possible legal liability. No assurance can be given that Simberi operations will be able to obtain insurance coverage at reasonable rates against such risks or that any coverage it arranges will be adequate to cover any such risks.

The Simberi Properties are located in Papua New Guinea, a country oftentimes perceived to be subject to a relatively high degree of political risk.

The proposed mining operations are subject to political, economic and other uncertainties, including the risk of civil rebellion, expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations. Future PNG Government actions concerning the economy or the operation and regulation of nationally important facilities such as mines could have a significant effect on the company. No assurances can be given that the Simberi operation will not be adversely affected by future developments in PNG. Fiscal and tax policy in Papua New Guinea can be uncertain and subject to sudden changes. For example, the PNG Government imposed and later replaced a 4% mining levy and 15% withholding tax on interest in 1998 and 1999. In addition to the national PNG Government, PNG has a system of 19 provincial level governments, which are funded almost entirely by direct grants from the national PNG Government. In the past, there have been disagreements between the PNG Government and the provincial level governments of PNG, primarily in relation to power sharing and revenue arrangements.

There have been instances of civil unrest within PNG. Although the Company believes that the risk of civil insurrection on Simberi Island and the Tabar Islands in general is unlikely, there can be no assurance that the people of the region will not disrupt operations at the proposed mine site in the future.

Since 1978 the PNG Government has maintained a policy of holding an equity participation option of up to 30% in mining projects located in PNG. This equity has been purchased on a historical or sunk cost basis. In 1992, the previous PNG Government announced a decision to increase the PNG Government's equity interest in an existing gold project at Porgera and renegotiated that interest from 10% to 25%. Although the other joint venturers in the Porgera project resisted this move, a price was ultimately negotiated and accepted by all parties. The Company is not aware of any current intention on the part of the PNG Government to seek equity participation in the Tabar Islands projects.  No assurance can be given that the PNG Government will not seek to acquire equity in the Simberi or other Tabar Islands properties in the future.  In the past the PNG Government has taken equity only in major mining projects of national significance.

Approximately 97% of land in PNG is held under a land tenure system, the nature and terms of which vary considerably throughout the country. In general, land held under such tenure cannot be alienated and is almost entirely communally owned. Title to most land in PNG has not been recorded or registered and there has been little surveying. As a result, title to land (in Western legal terms) is often unclear. Disputes over land ownership are common, especially in the context of resource developments. Identifying all the affected landowners, and structuring compensation arrangements that are both fair and acceptable to all of them, can be difficult. The Company believes that the satisfactory resolution of local landowner concerns is essential to the development and operation of a mine in PNG and believes that it enjoys an excellent relationship with the affected landowners. The Company has always been committed to spending considerable time, effort and expense in order to resolve landowner issues relating to the Simberi operation, but there can be no assurance that disruptions arising out of landowner dissatisfaction will not occur.  The Company will also be affected by PGM's efforts in this regard.

A substantial or extended decline in gold prices would have a material adverse effect on the Company and on the Project.

The Company's business and the Project are dependent on the price of gold, which is affected by numerous factors beyond the control of the Company. Factors which tend to put downward pressure on the price of gold include: Sales or leasing of gold by governments and central banks; a strong U.S. dollar; global and regional recession or reduced economic activity; speculative trading; and the devaluing of local currencies leading to lower production costs and higher production in certain gold producing regions. Any significant decrease in the price of gold can negatively impact the reserves for the Project (as stated above based on the Australian standards) and any potential future revenues, profits and cash flows and could halt or delay the development of the Project.

Increased costs can affect potential profitability.

Cash costs at the Project or any future project are subject to variation in any year due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. Also, costs are affected by the price of commodities such as fuel and electricity. These commodities are subject to volatile price movements. A material increase in costs relating to the Simberi Oxide Gold Project or any future locations may have a significant impact on the Company, its results and its value.

Currency fluctuations affect the costs of the Simberi Oxide Gold Project.

Currency fluctuations may affect costs that the Company or the joint venture incurs.  A significant portion of operating expenses for the Project will be incurred in local currencies, primarily Papau New Guinea kinas and Australian dollars. The appreciation of non-U.S. local dollar currencies against the U.S. dollar can increase the costs of production in U.S. dollar terms for the Project and affect estimated reserves at the Project.

Estimates of reserves are uncertain.

Estimates of proved and probable reserves are subject to uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data. The Project is also dependent on the accuracy of the feasibility study. Actual operating costs and economic returns may differ significantly from original estimates. Over time, the economic feasibility of exploiting a property may change.

In addition, the estimated reserves in the 2003 feasibility study as of August, 2003 are based upon a gold price of US$350 per ounce while SEC standards for reserves would require as of December 31, 2003 the use of a gold price of US$315 per ounce. The Company has not determined what would be the effect on the estimated reserves if this lower gold price were used.

Gold mining is subject to extensive environmental laws and regulations.

The Project and any future activities regarding the exploration, mining and processing of gold are regulated in all countries for the protection of the environment. These laws generally concern air and water quality, hazardous waste management and reclamation. Any delays in obtaining or failure to obtain government permits and approvals may adversely affect the Company, the Project and their operations. Changes may also affect the costs of the Project in order to comply with environmental laws. Reclamation costs may exceed the provisions that have been made.

The Simberi Joint Venture includes an estimated cost for reclamation. The cost of the reclamation or the standards for the reclamation can change over time, and there is a risk that the cost of reclamation may exceed any provisions that have been estimated.

The Company needs an extension in the production deadline stated in the Mining Lease 136.

The current provisions in Mining Lease 136 require that the Company or Simberi Mining Joint Venture commence the production of gold by December 31, 2004.  The scheduled development of the Project will result in production after that date.  The Company has requested a two-year extension of this production date from the Department of Mining. The Company anticipates that an extension of this date to December 2006 will be granted. The Secretary for the Department of Mining, who also acts as the Chairman of the Mining Advisory Board, has stated that he will cooperate to have all necessary extensions processed and duly approved in line with the recent development plan of the Joint Venture.  However, the grant of such an extension is not certain.

Mining rights for the properties underlying the Project may be challenged.

Although the Company believes that it has appropriate rights for mining for the Project under the Mining Lease 136, it is possible that other parties may claim that the lease is subject to challenge. Any disruption of that lease would negatively impact the Company.

ITEM 3:         LEGAL PROCEEDINGS.

At the date of this report, there are no known material legal proceedings pending against Nord Pacific or against any director or officer of the Registrant in their capacity as such.

On December 31, 2002, Nord Resources and Ronald A. Hirsch filed a shareholders' derivative action against the then three current directors of the Company in the Second Judicial District Court for the County of Bernalillo, State of New Mexico. In the action, the plaintiffs claimed that the directors had breached their fiduciary duties in completing the joint ventures with PGM, and the plaintiffs requested restraining orders, rescission of the agreement with PGM and damages. The directors of Nord Pacific counterclaimed for bad faith and malicious abuse of process on the part of the plaintiffs.

Nord Resources also requested of the Company that it hold an annual meeting of shareholders and proposed five nominees for the Company's Board of Directors. A purported annual meeting called by Nord Resources was later held on June 28, 2003.

On April 8, 2003, Nord Resources commenced a second action against the Company, its then three directors (Mark Welch, John Roberts and Lucile Lansing), the wife of Mr. Welch and a trustee for a retirement trust for Mr. Welch and his wife. Among other things, the plaintiffs claimed that a total of 5.2 million shares of Nord Pacific issued to directors were improperly issued, asked the court to compel the holding of an annual meeting to elect directors, and challenged a Nord Pacific bylaw amendment made in November 2002 for the purpose of defining the quorum requirement for a shareholders' meeting as a majority of shareholders. On June 26, 2003, the New Brunswick Court entered an interim order that Mr. Welch and the other directors could not vote the 5.2 million shares until issuance was approved by a disinterested majority of shareholders and also placed other restrictions on those shares pending shareholder approval of their issuance. The court also stated that the bylaw amendment on the quorum was ineffective until approved by shareholders, that a shareholders meeting originally called by Nord Resources for February 15, 2003 could be held on June 28, 2003 and that Nord Resources and other Nord Pacific shareholders could elect five directors in addition to the then three existing directors.

The Company and its three directors filed a separate action in the United States District Court for the District Court of New Mexico against Nord Resources and persons purportedly elected as directors of the Company at the claimed shareholders meeting on June 28, 2003. The Company asserted that any action taken at the meeting was invalid because of defective notice and disclosure issues. Nord Resources did not respond in this action, and a motion for a default judgment was pending at the date of settlement of this matter.

All these actions were the subject of a settlement agreement dated December 19, 2003, which was entered into in part to induce Allied Gold to enter into the Arrangement Agreement with Nord Pacific. The parties to the settlement agreement include the Company, its then three directors, Nord Resources and four of the five persons who were purportedly elected as directors at the June 28, 2003 meeting. Among the main points of the settlement agreement, Nord Resources recognized the validity of 5.2 million share issuances to certain directors of Nord Pacific and agreed to seek to have the interim order entered in the New Brunswick case against Nord Pacific and its directors withdrawn. Nord Resources and associated persons (with the exception of one individual who has not been contactable and is apparently incapacitated) also recognized the validity of the Board of Directors of Nord Pacific as constituted at the time of the commencement of the litigation, and four of the persons purportedly elected to the Board on June 28, 2003 resigned.  Under the settlement agreement Nord Pacific will also transfer its 20% carried interest in Nord Resources' Johnson Camp copper project back to Nord Resources. Nord Pacific carried the Johnson Camp investment at a net realizable value of zero. Thus, no gain or loss was recognized on the transaction. Nord Pacific also recognized a debt to Nord Resources in the amount of A$280,000 as part of the settlement agreement.  This debt is to be satisfied by the issuance of 1,400,000 Allied Gold shares if the Arrangement is completed.  Nord Pacific will also withdraw and seek the dismissal of default judgments and litigation against Nord Resources and associated persons in both New Mexico State Court and U.S. Federal Court.

In March 2004, PGM and Warrama filed a motion to become parties to the New Brunswick case and to make various claims in that case. On April 7, 2004, the Court dismissed the motion of PGM and Warrama and awarded costs to Nord Pacific and Nord Resources in the amount of Canadian $8,000 to be paid one-half by each of PGM and Warrama as related to the motion.  The Court also discontinued all legal proceedings and terminated the interim order issued on June 26, 2003. The Court also signed a consent order confirming the settlement, and a discontinuance of the legal proceedings was filed at the direction of the Court. See "Additional Events" under Item 1 above.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5:         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information:  The Company's common stock is traded on the "pink sheets" under the symbol "NORPF.PK".  The high and low bid prices for the Company's common stock for the past two years, as reported by Yahoo Finance,  is as follows:

                Quarter Ended                                             High                             Low

Quarter ended March 31, 2002                              $0.09                           $0.01

Quarter ended June 30, 2002                                 $0.13                           $0.06

Quarter ended September 30, 2002                       $0.13                           $0.08

Quarter ended December 31, 2002                        $0.10                           $0.01

Quarter ended March 31, 2003                              $0.09                           $0.05

Quarter ended June 30, 2003                                 $0.07                           $0.01

Quarter ended September 30, 2003                       $0.25                           $0.01

Quarter ended December 31, 2003                        $0.51                           $0.05

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Dividends:  The Company has paid dividends on only one occasion. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders:  At March 15, 2004, the Company had approximately 1,224 shareholders of record. In addition, at the date of this Report, more than 50% of the ownership in terms of the Company's outstanding common shares and more than 50% of the Company's holders of common shares are located in the United States, Nord Pacific's sole executive officer is a United States citizen and the Company is administered principally from its executive office in Albuquerque, New Mexico. (This ownership percentage includes the 5.2 million shares of common stock, which are the subject of a proceeding in a New Brunswick Court as described elsewhere in this Report.)

Stock Plans: The following table provides as of December 31, 2003 information regarding the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	220,000	$4.45	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	220,000	$4.45	(1)

(1)        Under the Arrangement Agreement, the company may not grant additional options.

ITEM 6:         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation and Liquidity

The following Plan of Operation should be read in connection with the Company's financial statements and notes hereto.  Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements.  See "Risk Factors" in Item 3 above.

The Company's Plan of Operations for the next 12 months is to continue funding its equity obligations for the Simberi Mining Joint Venture from outside sources and to complete the proposed Arrangement with Allied Gold.  The Company intends to obtain this funding, which is also used to support the administrative operations of the Company, under the Credit Facility Agreement with Allied Gold as described in Item 1, Business, above.

The Company anticipates that its cash needs for administrative operations from April 1, 2004 through March 31, 2005 will be approximately $600,000 and that equity funding for the Simberi Mining Joint Venture during those 12 months will be up to approximately $3,000,000.  However, the Company also anticipates completion of the Arrangement with Allied Gold in the second or third quarter of 2004.  So long as the Company meets the conditions of the Credit Facility Agreement with Allied Gold, cash available under that facility should be sufficient for the Company's needs until the Arrangement Agreement is finalized in mid 2004, or beyond, if required.

As of March 31, 2004, the Company had borrowed $799,870 under the Credit Facility Agreement with Allied Gold, Allied Gold had converted $527,647 of these borrowings into common stock of the Company, and borrowings of $272,233 remain outstanding under the Credit Facility Agreement.

The Company does not have any active operations that generate revenue. The Simberi Mining Joint Venture proposes to develop the Simberi Gold Mining Project into an operating mine. The Company believes that it must complete the Arrangement with Allied Gold, an alternative sale of all or part of the Company or an external financing in order to be able to continue operations and to develop Simberi Gold Mining Project.

The Company has no expected purchase or sale of any significant assets or any expected significant changes in the number of employees.

The Company's cash position decreased to $12,000 at December 31, 2003 from $72,000 at December 31, 2002.

Cash used in operating activities was $1,344,000 in 2003 compared to $1,366,000 in 2002.  The change in the current year was primarily the result of the positive cash flow from the sale of both the Giralambone joint venture and a 25% interest in the Simberi Mining Joint Venture in 2002 and from the Company's efforts to maintain corporate viability, reduce liabilities, and seek arrangements to fund the Company's anticipated share of capital expenditures under the PGM joint venture.

The Company's joint venture partner, PGM, has advised that it has infused cash into the Simberi Mining Joint Venture of $1,378,000.  This cash infusion supported the efforts to continue operations in PNG, Australia and the United States.  PGM will earn an additional 25% of the Simberi Mining Joint Venture when it contributes  additional capital to complete funding of at least $1.5 million, which it appears to have done, subject to verification of costs and expenses submitted.

The Company incurred additional debt of A$280,000 (US$209,860) to Nord Resources in 2003 as part of the settlement with Nord Resources described above. This debt will be paid by 1.4 million shares of Allied Gold if the Arrangement is completed.

Results of Operations

The Company recorded a net loss of $1,648,000 for the year ended December 31, 2003 compared to a net loss of $1,159,000 in 2002.  Of this loss, $759,000 was directly related to expenses incurred during 2003 to remain an operating entity.  No revenue has been generated since the sale of the Girilambone copper mine joint venture in March 2002.

The Company incurred a book loss on the discontinued operations of the Girilambone copper mine joint venture in 2002 of $431,000.  The Company received $656,000 (A$1,261,000) in consideration for the sale of Girilambone to Straits Resources Limited, our joint venture partner.  This value included the release of $315,000 (A$606,000) held by a bank as security for a performance bond on the mine, cash of $309,000 (A$594,000) from Straits, and $32,000 (A$61,000) in cash to pay for leave entitlements for a former employee of Girilambone Exploration Joint Venture.

The Company received $375,000 in cash for the year ended December 31, 2002 for the sale of 25% of the Simberi joint venture to PGM.  This  transaction resulted in a gain on the sale of joint venture interest in the consolidated statements of operations of $181,000 for 2002.  For the year ended December 31, 2003, the Company received $475,000 from PGM as reimbursement of general and administrative costs incurred by the Company's corporate office.

General exploration expenses increased from $44,000 in 2002 to $211,000 in 2003.  This increase was the result of additional expenditures in the Simberi Mining Joint Venture paid from capital contributions specifically designated to bring the exploration site up to local standards.  Additional maintenance and upkeep was neglected when the Company had low cash reserves and these additional expenses were paid in 2003.

General and Administrative (G & A) expenses in 2002 and 2003 included compensation of officers and employees, directors' fees, legal fees, office rental, supplies and other administrative and management costs. G & A increased for the year ended December 31, 2003 to $1,575,000 from $1,081,000.  This increase was primarily due to legal expenses of $250,000 in 2003 compared to $16,000 in 2002 and a charge to earnings of $210,000 in 2003 to settle a lawsuit from Nord Resources.  Salaries to employees and contract employees decreased from $523,000 in 2002 to $430,000.  The 2002 expenses included a $76,000 (A$143,000) additional termination expenses for terminated Australian employee due to statutory termination laws.  In an effort to reduce overhead costs to a minimum, three employees were terminated in 2002 from the Australian subsidiary, two contract employees were terminated from corporate office and the use of contract employees was reduced in 2003.  G & A expenses in 2003 included the Simberi Mining Joint Venture's G & A expenses consolidated by Nord Pacific totaling $580,000.  Many of these expenses were previously being paid by the Company's PNG subsidiary.

Rent expenses decreased for the year ended December 31, 2003 by $76,000 compared to 2002 due to the corporate office reducing office space and moving to a lower cost building.  The net savings averaged $9,000 per month in rental expenses.

In 2003 the Company entered into an agreement with its CEO, Mark Welsh to accept 4,000,000 shares of common stock valued at $0.07 per share, the fair market value on the date of the agreement ($280,000) in satisfaction of the Company's pension obligation of $510,000 to Mr. Welsh.  The difference was credited to capital.

In 2003 the Company consolidated the operations of Simberi Mining Joint Venture for its 75% interest in the joint venture.  PGM's 25% share of the operating loss of the joint venture is shown as minority interest in operations of $212,000 in the consolidated statement of operations and their minority interest in the joint venture is shown as minority interest of $1,361,000 on the consolidated balance sheet.

ITEM 7:         FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Nord Pacific, Limited

We have audited the accompanying balance sheet of Nord Pacific Limited as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nord Pacific Limited as of December 31, 2003, and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 17 to the financial statements, the Company has suffered recurring losses.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 17.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 12, 2004

NORD PACIFIC LIMITED
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2003
(In thousands of U.S. Dollars)

Assets

Current assets:
Cash and cash equivalents	$12
Accounts receivable:
Other, including joint venture partner	15

Total current assets	27

Property, plant and equipment at cost less
accumulated depreciation	140

Deferred exploration and development costs:
Exploration and development prospects	975

$1,142

See accompanying notes to consolidated financial statements.

NORD PACIFIC LIMITED
AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2003
(In thousands of U.S. Dollars)

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable:
Trade	$482
Affiliates	2
Accrued expenses	145

Total current liabilities	629

Long-term liabilities:
Long-term debt	235
Retirement benefits	93

Total long-term liabilities	328

Minority interest	1,361

Commitments and contingent liabilities

Stockholders' (deficit):
Common shares, no par value; unlimited authorized shares,
20,838,670 shares issued and outstanding	47,478
Accumulated (deficit)	(49,323)
Foreign currency translation adjustment	669

Total stockholders' (deficit)	(1,176)

$1,142

See accompanying notes to consolidated financial statements.

NORD PACIFIC LIMITED
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2003 and 2002
(In thousands of U.S. dollars)

	2003	2002

Sales	$-	$-

Costs and expenses:
Cost of exploration	211	44
General and administrative	1,575	1,081

Total costs and expenses	1,786	1,125

Operating (loss)	(1,786)	(1,125)

Other income (expense):
Interest and other income (expense), net	3	14
Interest expense	(3)	(3)
Foreign currency transaction gain (loss)	(74)	189

Total other income (expense)	(74)	200

Minority interest in operations	212	-

(Loss) before income taxes	(1,648)	(925)

Income taxes	-	-

(Loss) from continuing operations	(1,648)	(925)

Discontinued operations:
(Loss) on discontinued operations	-	(431)
Gain on sale of assets	-	16
Gain on sale of joint venture	-	181

(Loss) on discontinued operations	-	(234)

Net (loss)	$(1,648)	$(1,159)
Per share amounts:
(Loss) from continuing operations	$(0.08)	$(0.05)
Discontinued operations:
(Loss) on discontinued operations	---	(0.03)
Gain on sale of assets and joint venture	---	0.01
	---	(0.02)

Net (loss) per common share	$(0.08)	$(0.07)

Weighted average common shares outstanding	19,505,337	16,838,670

See accompanying notes to consolidated financial statements.

NORD PACIFIC LIMITED
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2003 and 2002
(In thousands of U.S. dollars, except for outstanding shares)

	NORD PACIFIC LIMITED
	Common stock			Foreign
	Outstanding		Accumulated	Currency
	Shares	Amount	(deficit)	Translation	Total

Balance, December 31, 2001	14,388,670	$46,797	$(46,516)	$ 669	$ 950

Net (loss)	-	-	(1,159)	-	(1,159)

Issuance of common shares
for compensation	2,450,000	171	-	-	171

Balance, December 31, 2002	16,838,670	46,968	(47,675)	669	(38)

Net (loss)	-	-	(1,648)	-	(1,648)

Issuance of common shares
for pension obligation	4,000,000	510	-	-	510

Balance, December 31, 2003	20,838,670	$47,478	$(49,323)	$ 669	$ (1,176)

See accompanying notes to consolidated financial statements.

NORD PACIFIC LIMITED
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003 and 2002
(In thousands of U.S. dollars)

	2003	2002
Operating activities:
Net (loss)	$(1,648)	(1,159)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	25	96
Amortization	-	79
Compensation relating to stock issuance	-	172
Gain on sale of assets	-	(16)
Gain on sale of 25% interest in Simberi Mining JV	-	(181)
Provision for retirement benefits	42	81
Retirement of pension obligation	(230)	-
Minority interest share of (loss)	(212)	-
Change in assets and liabilities:
Accounts receivable	2	75

Other assets	(6)	31
Prepaid expenses	-	9
Accounts payable	366	(82)
Accounts payable affiliates	---	(181)
Accrued expenses and other liabilities	87	(290)
Net cash (used in) operating activities	(1,344)	(1,366)

Investing activities:
Capital expenditures	(9)	-
Proceeds from sale of property and equipment	-	9
Deferred exploration and development costs	(320)	9
Proceeds from sale of Girilambone joint venture	-	656
Proceeds from sale of 25% interest in Simberi Mining joint venture	-	375
Investment in Simberi Mining Joint Venture	1,378	-
Net cash provided by (used in) investing activities	1,049	1,040

Financing activities:
Additions to debt	235	-

Net cash provided by financing activities	235	-

Increase (decrease) in cash and cash equivalents	(60)	(326)

Cash and cash equivalents - beginning of year	72	398

Cash and cash equivalents - end of year	$12	72
Cash paid for interest	$3	5

See accompanying notes to consolidated financial statements.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1)     Summary of Significant Accounting Policies

(a)     Company Description and Basis of Presentation

Nord Pacific Limited and its subsidiaries (collectively, the Company) are engaged in the exploration for gold, copper, and other minerals in Australia, Papua New Guinea (PNG), and North America.

In June 1998, the Company's shareholders approved the discontinuance of the Company from Bermuda and approved its continuance into the Province of New Brunswick, Canada, effective September 30, 1998.  As a New Brunswick Canada Company, the Company is required to report its financial statements in accordance with generally accepted accounting principles in Canada.  These principles differ in certain respects from those in the United States as described in Note 13.  In compliance with United States Securities and Exchange Commission rules and regulations, these financial statements are in accordance with accounting principles generally accepted in the United States.

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 75% interest in the Simberi Joint Venture ("SMJV") property in PNG.  The financial statements include the Company's proportionate share of the assets, liabilities and operations of SMJV.  All intercompany balances and transactions have been eliminated in consolidation.

(c)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(g)     Property, Plant and Equipment

Plant, mining and milling equipment at Girilambone is depreciated using the units-of-production method over the estimated remaining reserves.  Furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

(h)     Deferred Exploration and Development Costs

All costs directly attributable to exploration and development have been deferred in previous years.  Costs related to producing properties were amortized using the units-of-production method over the estimated recoverable reserves.  Deferred costs were carried at cost, not in excess of anticipated future recoverable value, and were expensed when a project was no longer considered commercially viable.  Deferred costs relative to development are still being carried at cost, not in excess of anticipated future recoverable value, and are expensed when a project is no longer considered commercially viable.

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

Impairments are assessed for each individual mining project, except where it is not practical to separately identify the net recoverable amount of related properties, which are operated, on a combined basis.

(j)      Debt Issuance Costs

Professional fees and other costs relating to the issuance of debt are capitalized and amortized over the term of the related borrowings.

(k)     Foreign Currency Translation

The functional currency for operations conducted in Australia is the Australian dollar.  Adjustments to monetary assets and liabilities denominated in Australian dollars, PNG Kina and Mexican Pesos are a result of changes in the exchange rate between U.S. dollars and Australian dollars, PNG Kina and Mexican Peso are recognized currently in the statement of operations as foreign currency transaction gains and losses.

(l)      Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.  Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding.  For the years ended December 31, 2003 and 2002, the assumed exercise of options and warrants was antidilutive and therefore not included in the weighted average shares computation.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(m)     Revenue Recognition

Revenue from the sale of gold, copper and other minerals is recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectibility is reasonably assured.

(n)     Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Fair value is determined by estimating the retirement obligations in the period an asset is first placed into service and then adjusting the amount for estimated inflation and market risk contingencies to the projected settlement date of the liability. The result is then discounted to a present value from the projected settlement date to the date the asset was first placed into service. The present value of the asset retirement obligation is recorded as an additional property cost and as an asset retirement liability. The amortization of the additional property cost (using the units of production method) is included in depreciation, depletion and amortization expense and the accretion of the discounted liability is recorded as a separate operating expense in the Company's Statement of Operations.

(2)     Girilambone

The Company's Australian copper operations were conducted in joint venture with Straits Resources Limited ("Straits"), an Australian corporation. The Company owned a 40% interest in the Girilambone Copper Mine (placed into production in May, 1993) and a 50% interest in the Girilambone North Copper Mine (placed into production in July, 1996). The Company also held a 50% interest in the Tritton Copper Project ("Tritton") and had agreed to purchase the remaining 50% interest from Straits, with payment of the purchase price to be made on an installment basis.

By the fall of 2001, the Company recognized that its only possibility to preserve corporate viability was to try to complete a settlement with Straits in an effort to preserve its remaining assets.  In March 2002, the Company announced that it had reached a final settlement with Straits whereby all of the Company's interests in the Girilambone joint venture properties and Tritton were conveyed to Straits and pursuant to which the Company received a cash settlement of $656,000 and was relieved of all further liabilities with respect to all of the properties.

(3)     Simberi Mining Joint Venture

On September 20, 2002 PGM Ventures Corporation ("PGM") was granted an option to acquire various interests in the Tabar Islands projects. PGM exercised its option on or about November 30, 2002 by paying the Company a total of $375,000 and entering into a mining joint venture and exploration joint venture with Nord Pacific (respectively the Simberi Mining Joint Venture and Tabar Exploration Joint Venture) (SMJV).

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Upon exercise of the option, PGM acquired a 25% interest in the Simberi Mining Joint Venture which includes Mining Lease No 136 ("ML 136") and a 1% interest in the Tabar Exploration Joint Venture, which includes Exploration License No 609 ("EL 609"). PGM also earned the right to acquire an additional 25% interest in ML 136 by spending at least $1.5 million in preproduction costs on or before May 29, 2004.  The Company and PGM will be responsible for contributing their respective share of equity required to complete project financing.  However, if the Company elects or is unable to contribute its share, its interest in the joint venture will be diluted in accordance with a formula specified in the joint venture agreement.

Following is a condensed balance sheet of Simberi Mining Joint Venture and the corresponding amounts included in the Company's financial statements (in thousands):

Current assets	$474
Property, plant and equipment, net	136
Deferred exploration and development costs, net	948

Total assets	1,558

Current liabilities	(150)

Partners' equity	$1,408

(4)     Property, Plant and Equipment

(In thousands)

Land	$54
Plant, mining and milling equipment	113
Furniture and fixtures	52

219

Less accumulated depreciation	(79)

$140

(5)     Deferred Exploration and Development Costs

Deferred exploration and development costs by prospect are as follows (in thousands):

Tabar Islands	$975

(a)     Tabar Islands

As of December 31, 2003, the Company owns a 50% interest (subject to confirmation of expenses from our joint venture partner) in a gold mining development project and a 99% interest in a gold exploration project in the Tabar Islands (Tabar), north of PNG.  On December 3, 1996, the Company was granted a mining lease to develop and operate a gold mine on Simberi Island.  While the government of PNG will have no participating interest, if production commences, a royalty of 2% of sales will be payable to the government.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Nord Pacific's former joint venture partners (Kennecott and Nuigini Mining) have an option to reacquire 50% of a project if feasibility studies indicate that the project could produce 150,000 ounces or more of gold annually.  If the option is exercised, the former owners would be required to pay to the Company 250% of its cumulative expenditures for mine development from July 1994 to the date the option is exercised.

Due to the precipitous decline in gold prices during the fourth quarter of 1997, the Company reviewed the carrying costs of and anticipated cash flows from the project to determine if it was impaired.  The Company determined that future cash flows, based on estimated resources, were insufficient at projected gold prices to support the $17,656,000 carrying value of the project.  The Company therefore recorded a provision for impairment of $13,381,000 at December 31, 1997 to reduce the carrying value of the project to its estimated net recoverable amount of $4,275,000.  In 2000 due to a change in accounting principles, the Company reduced the carrying value of the project to its estimated net recoverable amount of $627,000.

(6)     Long-Term Debt

(In thousands)

Nord Resources Corp. settlement agreement	$210
Allied Gold financing agreement	25

$235

The Nord Resources settlement agreement dated December 20, 2003 for A$280,000 (US$209,860) was entered into in order to settle a lawsuit by Nord Resources.  The settlement agreement requires that the New Brunswick action being withdrawn or dismissed without costs and the interim order of the court dated June 26, 2003 being terminated.  The loan is non-interest bearing.  Upon completion of the Arrangement Agreement with Allied Gold Limited ("Allied Gold"),  Nord Resources will convert such indebtedness at a rate of Australian $0.20 per share into 1,400,000 shares of Allied Gold.

Allied Gold and Nord Pacific Limited ("Nord") have entered into an agreement to combine the two companies through an  arrangement under New Brunswick law. As part of this agreement, the companies have entered into a Credit Facility Agreement whereby Allied Gold will advance funds to Nord via a series of Convertible Notes.

(7)     Financial Instruments

The Company does not currently utilize any financial instruments, hedging agreements or foreign currency forward exchange contracts, to reduce the risk associated with the volatility of commodity prices and fluctuations in foreign currency exchange rates, particularly the Australian dollar, Papua New Guinea Kina and the Mexican Peso.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(8)     Operating Leases

The Company leases its office space and certain equipment under operating leases.  Certain of the leases contain renewal options and escalation clauses.  Minimum annual lease payments under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

2004	$19
Thereafter	-

$19

Rent expense for operating leases was $29,952, and $105,889 for the years ended December 31, 2003, and 2002, respectively.

(9)     Shareholders' (Deficit)

(a)     Stock Option Plans and Other Option Grants

The Company has established three incentive stock option plans, the 1989 Stock Option Plan, the 1991 Stock Option Plan and the 1995 Stock Option Plan (the Plans) for the benefit of employees and directors of the Company.  The Company has also granted options, which are not governed by the terms of the Plans (the Non-Plan Options).  At December 31, 2000, Non-Plan Options covering 567,400  shares have been granted to officers and Directors of the Company and are outstanding.  During 1998 and 1997, Non-Plan Options covering 49,000 and 53,000 shares, respectively, were issued to certain consultants to the Company.

Options are granted at an exercise price equal to or in excess of the quoted market price on the date of the grant.  Options are generally exercisable beginning six months to three years from date of grant and expire over a five to ten year period from date of grant.  At December 31, 2003, 104,080 shares are available for future option grants under the terms of the Plans.

A summary of the status of the Company's outstanding stock options as of December 31, 2003, and 2002 and changes during the years then ended follows:

	2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year	324,800	$3.87	468,878	$4.01

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(104,800)	3.91	(144,078)	4.35

Outstanding at End of year	220,000	3.84	324,800	3.86

Options exercisable at year-end	220,000	3.84	324,800	3.87

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise prices per share	Options Outstanding	Weighted average Contract life	Options exercisable
		(years)

$2.75	102,000	4.2	112,000
4.38	56,000	0.3	55,000
4.80	12,000	0.0	12,000
5.25	50,000	3.4	50,000

$2.41-5.69	220,000	3.8	220,000

(b)     Stock Grants

Between April 1, 2002 and June 4, 2002, as a part of overall restructuring of the Company's plan of operations, Nord Pacific has issued a total of 2.3 million restricted shares of common stock valued at $0.07 per share to employees and directors and 150,000 shares to consultants of the Company who remain engaged by the Company through December 31, 2002. Management believed that this action was essential to preserving its core group of key personnel and creating a worthwhile incentive to enhance the likelihood of future success. The Company recorded stock compensation related to these stock grants of $171,500 and $0 for the years ended December 31, 2002 and 2003, respectively, approximating the fair market value on the dates stock was issued.

(c)     Stock issuance in exchange for pension benefits

An agreement was entered into on March 31, 2003 between Nord Pacific Limited and Mark R. Welch, President and Chief Executive Officer of Nord Pacific Limited pursuant to which 4,000,000 shares of common stock valued at $0.13 per share were issued in trust for the benefit of Mr. Welch (and his wife) in consideration of his agreement to cancel his Retirement Benefits Agreement (RBA) entered into on November 20, 2001.

As of April 1, 2003, the net present value of the RBA to Welch was $517,311, the liability of Nord Pacific for the RBA represented an unfunded liability of Nord Pacific (and its wholly owned subsidiary Hicor).

Mr. Welch was willing to convert this unfunded liability at a discount into equity in Nord Pacific in the form of Common Stock in order to assist Pacific in its efforts to raise financing to become current in its audited financial statements and public filings under the Securities Exchange Act of 1934, as amended, as well as to maintain its interests in its joint venture with PGM Ventures Corporation for development of Nord Pacific's Simberi Island oxide gold project in Papua New Guinea.

The Common Stock of Nord Pacific was trading at approximately $0.07 per share on the Over-the-Counter "Pink Sheets," which would equal 7,390,163 shares of Nord Pacific Common Stock if the debt were exchanged for equity at current market price for the shares of Common Stock.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Welch was willing to terminate the RBA, in exchange for 4,000,000 shares of Nord Pacific Common Stock, and the directors of Nord Pacific believe that such an agreement would be in the best interests of Nord Pacific and all of its shareholders, which equates to a share price of $.13 per share of Nord Pacific Common Stock (or a premium of more than 85% above current market).

(10)   Income Taxes

         The Company's operations are in foreign countries, Australia and PNG. There are no material outstanding tax liabilities.

(11)   Pension Plans

The Company has a defined contribution pension plan covering certain employees of its Australian operations.  Under the terms of the plan, the Company contributes an amount equal to 10% of the employee's wages.  Pension costs were $33,857  and $72,121 for the years ended December 31, 2003 and 2002 respectively.

The Company had an unfunded non-contributory defined benefit program for one of its executive officers.  An agreement was entered into on March 31, 2003 between Nord Pacific Limited and Mark R. Welch, President and Chief Executive Officer of Nord Pacific Limited pursuant to which 4,000,000 shares of common stock valued at $0.13 per share (rounded) were issued in trust for the benefit of Mr. Welch (and his wife) in consideration of his agreement to cancel his Retirement Benefits Agreement entered into on November 20, 2001.

(12)   Employment Agreements

The Company has an employment agreement with the CEO, Mark Welch, which would entitle him to receive his salary through December 31, 2004.

In order to induce Allied Gold to enter into the Arrangement Agreement and the Credit Facility Agreement, Nord Pacific entered into a new executive employment agreement with Mark R. Welch, Nord Pacific's President and Chief Executive Officer, on December 17, 2003. The employment agreement terminates a previously existing change of control and severance agreement between Nord Pacific and Mr. Welch. The employment agreement sets forth Mr. Welch's monthly salary and his benefit package. The effect of these provisions is to reduce Nord Pacific's potential liabilities to Mr. Welch. The employment agreement terminates on December 31, 2004 with possible earlier termination, including upon one month's written notice by Nord Pacific or Mr. Welch. If Nord Pacific terminates Mr. Welch's employment for any reason other than cause, he shall receive a separation package including his base salary for the remaining term of the agreement.

(13)   Difference Between Canadian and U.S. Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States (U.S. GAAP), which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in the Canada (Canadian GAAP).

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

(14)   Stock Compensation

For U.S. GAAP purposes, the Company has elected to measure compensation cost for stock options issued to employees using the intrinsic value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is consistent with the method used for Canadian GAAP.

No options were granted during 2003 or 2002.

(15)   Environmental Contingencies

At December 31, 2003 the Company had no reserves  for remediation for certain Papua New Guinea sites and other environmental costs, which have been provided for in accordance with the Company's policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and the costs can reasonably be estimated.

The amounts of these liabilities are very difficult to estimate due to such factors as the unknown extent of the remedial actions that may be required and, in the case of sites not owned by the Company, the unknown extent of the Company's probable liability in proportion to the probable liability of other parties.

(16)   Legal

At the date of this report, there are no known legal proceedings pending against Nord Pacific or against any director or officer of the Registrant in their capacity as such except for the litigation in New Brunswick and New Mexico described below.

On December 31, 2002, Nord Resources Corporation and Ronald A. Hirsch filed a shareholders' derivative action against the then three current directors of the Company in the Second Judicial District Court for the County of Bernalillo, State of New Mexico. In the action, the plaintiffs claimed that the directors had breached their fiduciary duties in completing the joint ventures with PGM, and the plaintiffs requested restraining orders, rescission of the agreement with PGM and damages. The directors of Nord Pacific counterclaimed for bad faith and malicious abuse of process on the part of the plaintiffs.

Nord Resources also requested of the Company that it hold an annual meeting of shareholders and proposed five nominees for the Company's Board of Directors. A purported annual meeting called by Nord Resources was later held on June 28, 2003.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

On April 8, 2003, Nord Resources commenced in New Brunswick a second action against the Company, its then three directors (Mark Welch, John Roberts and Lucile Lansing), the wife of Mr. Welch and a trustee for a retirement trust for Mr. Welch and his wife. Among other things, the plaintiffs claimed that a total of 5.2 million shares of Nord Pacific issued to directors were improperly issued, asked the court to compel the holding of an annual meeting to elect directors, and challenged a Nord Pacific bylaw amendment made in November 2002 for the purpose of defining the quorum requirement for a shareholders' meeting as a majority of shareholders. On June 26, 2003, the New Brunswick Court entered an interim order that Mr. Welch and the other directors could not vote the 5.2 million shares until issuance was approved by a disinterested majority of shareholders and also placed other restrictions on those shares pending shareholder approval of their issuance. The court also stated that the bylaw amendment on the quorum was ineffective until approved by shareholders, that a shareholders meeting originally called by Nord Resources for February 15, 2003 could be held on June 28, 2003 and that Nord Resources and other Nord Pacific shareholders could elect five directors in addition to the then three existing directors.

The Company and its three directors filed a separate action in the United States District Court for the District Court of New Mexico against Nord Resources and persons purportedly elected as directors of the Company at the claimed shareholders meeting on June 28, 2003. The Company asserted that any action taken at the meeting was invalid because of defective notice and disclosure issues. Nord Resources did not respond in this action, and a motion for default was pending at the date of settlement of this matter.

All these actions were the subject of a settlement agreement in December 2003, which was entered into in part to induce Allied Gold to enter into the Arrangement Agreement with Nord Pacific. The parties to the settlement agreement include the Company, its then three directors, Nord Resources and four of the five persons who were purportedly elected as directors at the June 28, 2003 meeting. Among the main points of the settlement agreement, Nord Resources recognized the validity of 5.2 million share issuances to certain directors of Nord Pacific and agreed to seek to have the interim order entered in the New Brunswick case against Nord Pacific and its directors withdrawn. Nord Resources and associated persons (with the exception of one individual who has not been contactable and is apparently incapacitated) also recognized the validity of the Board of Directors of Nord Pacific as constituted at the time of the commencement of the litigation, and four of the persons purportedly elected to the Board on June 28, 2003 resigned.  Under the settlement agreement Nord Pacific will also transfer its 20% carried interest in Nord Resources' Johnson Camp copper project back to Nord Resources.  Nord carried the Johnson Camp investment at its net realizable value of zero.  Thus, no gain or loss was recognized on the transaction.  Nord Pacific also recognized a debt to Nord Resources in the amount of A$280,000 as part of the settlement agreement.  This debt is to be satisfied by the issuance of 1,400,000 shares of Allied Gold if the Arrangement is completed.  Nord Pacific will also withdraw and seek the dismissal of default judgments and litigation against Nord Resources and associated persons in both New Mexico State Court and U.S. Federal Court.

In March 2004, PGM and Warrama Consulting Propriety Limited (an Australian financial consulting firm) filed a motion to become parties to the New Brunswick case and to make various claims in that case. On April 7, 2004, the Court dismissed the motion of PGM and Warrama and awarded costs to Nord Pacific and Nord Resources in the amount of CND$8,000 to be paid one-half by each of PGM and Warrama as related to the motion.  The Court also discontinued all legal proceedings and terminated the interim order issued on June 26, 2003.  The Court also signed a consent order confirming the settlement, and a discontinuance of the legal proceedings was filed at the direction of the Court.

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(17)   Nature of Operations and Going Concern

The Company is in the business of mineral exploration. These consolidated financial statements have been prepared on a going-concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business.

The continued operations of the Company and the recoverability of amounts shown for mineral interests is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain financing to complete development of the projects, and on future profitable production or proceeds from the disposition thereof.

The Company has incurred recurring operating losses of approximately $1.2 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively. The Company has a working capital deficit of approximately $602,000 and requires additional funds to meet its obligations and maintain its operations. The Company intends to obtain this financing under a CreditFacility Agreement with Allied Gold.  The Company believes that it must complete the arrangement with Allied Gold, an alternative sale of all or part of the Company, or an external financing in order to be able to continue operations and to develop the gold mining project proposed by Simberi Mining Joint venture.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

(18)   Subsequent Events

Nord Pacific and Allied Gold also entered into a Credit Facility Agreement under which Allied Gold has agreed to loan up to $5.4 million to Nord Pacific to fund its share of Simberi Mining Joint Venture capital requirements and to fund ongoing corporate costs prior to completion of the Plan of Arrangement.  The notes issued for loans under the agreement bear interest at LIBOR plus 2% and mature on December 31, 2005.  The notes are convertible, at  Allied Gold's option, into Nord Pacific common stock at increasing prices per share. The initial $600,000 (all of which has already been advanced) is convertible at a price of $0.05 per share, the next $1,800,000 (of which $199,780 has been advanced) at $0.10 per share, the next $1,000,000 at $0.15 per share, the next $1,000,000 at $0.20 per share and the last $1,000,000 at $0.25 per share.  Once Allied Gold acquired conversion rights to acquire 10% of the shares of Nord Pacific (which has occurred), it became entitled to nominate a director to replace an existing director on the Board of Nord Pacific.  When and if Allied Gold has Nord Pacific shares and conversion rights to 50% of the shares of Nord Pacific,  Allied Gold will be entitled to replace another director.

On January 14, 2004 Allied Gold loaned the Company $527,647 for a Series A Convertible Note pursuant to the Credit Facility Agreement, of which $25,000 was advanced in December 2003.  In January 2004, Allied Gold exercised its right to convert the Series A Convertible Note of $527,647 into 10,552,940 fully paid common shares of Nord Pacific Limited (Nord). The total value of the Series A facility is $600,000, $72,353 remains of the Series A Notes.

On February 17, 2004, the Company announced that Allied Gold had converted the initial loan in the amount of $527,647 under a Series A Note into 10,552,940 shares of Nord Pacific's common stock, representing 33.8% of the Company's outstanding common stock. The announcement also stated that Mr. John B. Roberts voluntarily stepped down as Chairman of Nord Pacific and, in line with the Arrangement Agreement with Allied Gold, had been replaced as Chairman by Mr. Gregory H. Steemson, who was formerly Managing Director of Allied Gold

NORD PACIFIC LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

On March 9, 2004, Allied Gold loaned $72,353 in return for a Series A Convertible Note and $199,870 for a Series B Convertible Note pursuant to the Credit Facility Agreement, for a total of $272,223..  The Series A Note is convertible into Nord shares at the rate of $0.05 per share or 1,447,060 shares. The Series B Note is convertible into Nord shares at the rate of $0.10 per share or 1,998,700 shares. Conversion may take place at Allied Gold's election by the giving of written notice to that effect any time prior to the Maturity Date of December 31, 2005.  Allied Gold has committed to a further $1,600,130 in funding by way of Series B Convertible Notes. These notes are convertible into Nord shares at the rate of $0.10 per share.

The notes for  $272,223 under the Credit Facility, if converted by Allied Gold into Nord Pacific common stock, would increase its total ownership to 40.2% of Nord Pacific's outstanding common stock.

(19)     Recent Pronouncements

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan.  SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company adopted SFAS 146 effective January 1, 2003.  The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections."  Among other things, this statement rescinds FASB Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses.  The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002.  The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)."  EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition.  The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001.  The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 3, 2003, the Company filed an 8-K Report which disclosed the Company's belief that KPMG LLP would not choose to continue as the Company's auditors due to the Company's previous difficulty in paying KPMG's audit fees.  The Company chose to pursue securing another auditing firm to replace KPMG.  A copy of this disclosure regarding KPMG is attached as Exhibit 99 to this Report and incorporated herein by this reference.

On December 4, 2003, the Board of Directors of Nord Pacific engaged Stark Winter Schenkein & Co., LLP of Denver, Colorado ("SWS") to fill a vacancy in the office of auditor pursuant to section 108 of the NBBCA, and to serve as Nord Pacific's independent public accountant for the years ending December 31, 2002 and December 31, 2003.

During Nord Pacific's two most recent fiscal years ended December 31, 2001 and December 31, 2002 and the period from January 1, 2003 to the date of engaging SWS as stated above, Nord Pacific did not consult with SWS with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.       CONTROLS AND PROCEDURES.

As of December 31, 2003, the Company conducted an evaluation, under the supervision and with the participation of Mr. Welch who is the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2003.  There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9:         DIRECTORS, EXECUTIVE OFFICES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Management Information

The Company's Board of Directors consists currently of three directors, the names and backgrounds of which are as follows:

Mark R. Welch, Age 65

Mr. Welch is President and Chief Executive Officer of the Company, a position he has held since September 14, 2001, at which time he became a director of the Company. Previously, Mr. Welch was employed by the Company since 1990 as Vice President Development and was the Company's senior representative overseeing activities in Australia and Papua New Guinea. He holds a Bachelor of Science degree in Mining Engineering from the Washington State University and has more than 40 years of experience in mining, processing, project development, engineering, construction and general management. He is a member of the Society for Mining, Metallurgy and Exploration (SME), the Canadian Institute of Mining, Metallurgy and Petroleum (CIM), a Chartered Professional in Mining Management and a Fellow of the Australasian Institute of Mining and Metallurgy.

Gregory H. Steemson, Age 50

Mr. Steemson serves as a director and Chairman of the Company, a position he has held since February 17, 2004 following the Arrangement Agreement between the Company and Allied Gold. He also currently serves as a director of Mineral Commodities Ltd, a diversified natural resources company which is listed on the Australian Stock Exchange, and is a director of Sandfire Resources NL, a company exploring deposits of precious and base metals. From May 2003 to February 2004, he was Managing Director of Allied Gold, a position from which he resigned to assume his current position with the Company. Mr. Steemson was a director of Allied Mining and Processing Limited (a predecessor to Fortescue Metals Group Limited) from May 2002 until July 2003. Mr. Steemson was a director of Gullewa Limited (a Western Australian based gold and base metals exploration company) from February 1997 to October 2002. Mr. Steemson is a geologist and geophysicist with more than 30 years of experience in the exploration and mining industry, both in technical and management positions.

Lucile Lansing, Age 74

Ms. Lansing has served as a director of the Company since 1990. She has a distinguished career as a successful investment broker, investor, investment advisor representative, venture capitalist and financial advisor. As founder of Lansing Financial Group in 1979 and subsequently as General Partner of a small venture capital fund, Ms. Lansing has been responsible for the placement of more than $70 million of investor capital in both start-up and mezzanine financing for young growth companies. She also raised the initial seed capital and mezzanine financing for Ceracon, Inc. and has been its CEO for the past five years. Ceracon is a privately held company engaged in advanced powder metal technology. She is currently a registered investment advisor representative with H. Beck, Inc. and Capital Financial Group. Ms. Lansing holds an M.B.A. from Pepperdine University.

Each of the directors holds the office until the next annual meeting of shareholders or until the person's successor is elected or appointed.

Mr. Steemson was nominated by Allied Gold and was appointed to the position of director in accordance with provisions in the Credit Facility Agreement of the Company with Allied Gold.

Mr. Welch is the only executive officer of the Company and is also the chief financial officer. The executive officer serves at the pleasure of the Board of Directors. Mr. Welch also has an employment agreement which requires one month's written notice for a termination of his employment by the Company without cause, which agreement is described below.

There are no family relationships among the directors or executive officers of the Company.

The Company has two persons who may be considered significant employees. They are Mr. C. Ross Hastings and Mr. John Syriatowicz, both of whom are located in Australia. Mr. Hastings has extensive knowledge and expertise concerning the Simberi and Tabar Islands Gold Projects. Mr. Hastings has been a vice president of the Company since April 2002. Prior to that time, he served as project development manager for more than five years. Mr. Syriatowicz has extensive administrative and historical knowledge concerning the Company's holdings in Australia and Papaua New Guinea. Mr. Syriatowicz has been administrative manager for more than five years.

The Company does not have an active audit committee or an audit committee financial expert. In this regard, the Company's financial statements for 2000 and 2001 were not audited.

The Company does not have a nominating committee with respect to election of directors. The Company could not have solicited shareholder proxies for election of directors during the last three years because of its inability to obtain audited financial statements and file required Annual Reports on either Form 10-K or 10-KSB under the Exchange Act. The full Board of Directors performs the functions of a nominating committee. The Board of Directors has not taken any action as to whether it would consider, or procedures to be followed for, a director nominee submitted to the Company by a shareholder. The bylaws of the Company require that every director be 19 or more years of age and that no person shall be a director who is of unsound mind, who has the status of a bankrupt or who has been convicted of an offense under the Criminal Code (Canada) in connection with the promotion, formation or management of a corporation or involving fraud (subject to limited exceptions concerning no sentencing or completion of penalties imposed).

During 2003, the Company held five meetings of its Board of Directors, all of which were conducted telephonically, and conducted actions by three written consents.

To the knowledge of the Company, based upon Section 16 reports submitted to the Company during 2003, all of its officers and directors, as well as any 10% beneficial owner of the Company's common stock, filed in a timely manner all reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2003 and prior years.

Code of Ethics

As a result of the scope of its activities in recent years, the Company has not formally adopted a code of ethics concerning the Company's principal executive officer, principal financial officer, principal accounting officer or controller or concerning employees in general. Until the establishment of the Credit Facility Agreement with Allied Gold, the Company did not have the financial resources to engage securities counsel. Notwithstanding these matters, the Company believes that its principal executive officer, Mark R. Welch, and the other Company directors and employees, have conducted themselves in an honest and ethical manner and in compliance with applicable laws and regulations.

ITEM 10:       EXECUTIVE COMPENSATION.

            Summary Compensation Table

The following Summary Compensation Table shows the Company's only executive officer at December 31, 2003, for services in all capacities provided to the Company and its subsidiaries for the past three years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position		Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	All Other Compensation
	Year	$	$	$(1)	$(2)	($)

Mark R. Welch President, Chief Executive Officer and Chief Operating Officer	2003 2002 2001	$141,120 $141,120 $141,120	- - -	$12,205 $15,465 $17,915	- $28,000 -	- - -

(1)       Other annual compensation includes payments for life and disability insurance, matching contributions by the Company to its 401(k) Plan, and in 2001 an automobile expense. In 2003, the Company ceased the payment of medical and dental insurance.

(2)       In February, 2002, the Board of Directors granted restricted stock awards, covering a total of 2,300,000 shares of common stock, to the Company's executive officer, the then directors, certain key personnel and certain consultants. The awards were forfeitable unless the person remained engaged by the Company through December 31, 2002. The main purpose of the awards was to encourage personnel to stay with the Company during difficult times. As of December 16, 2002, after entering into a joint venture with PGM, the Board of Directors authorized completion of the issuance of these stock awards for past services. Each of the directors including Mr. Welch who is also the executive officer received 400,000 shares of the Company's common stock. These shares have been valued for purposes of the compensation table at $0.07 per share which was the fair market value of the shares on December 16, 2002.

Mr. Welch's base salary has not changed since 1996, nor has the salary of any other current employees since that date.

Mr. Welch also entered into an agreement dated March 31, 2003 with the Company and a subsidiary under which Mr. Welch was issued 4,000,000 shares of common stock of the Company.  Previously, the Company had established an unfunded retirement plan for Mr. Welch, and on November 20, 2001, Mr. Welch and a subsidiary of the Company entered into a retirement benefits agreement as a replacement of the retirement plan. At the time of Board action on this matter on March 31, 2003, an accountant estimated the present value of Mr. Welch's benefits under the retirement benefits agreement at $517,311, if Mr. Welch were to retire on April 1, 2004. The common stock of Nord Pacific traded at that time at approximately $.07 per share. Mr. Welch agreed to the termination of the retirement benefits agreement in return for the 4,000,000 shares, which equates to a price of $0.13 per share when using the present value of the retirement benefits agreement at the amount stated above. The retirement benefits agreement was at that time the subject of a challenge in a New Mexico court proceeding which was subsequently settled as described under Item 3 above. These shares were issued into a retirement trust for the benefit of Mr. Welch and his wife.

In court proceedings in New Mexico and New Brunswick, Nord Resources challenged, among other things, the validity of the issuance of the 2,300,000 shares to the Company's executive officer, directors and key personnel pursuant to the Board action on December 16, 2002 and the validity of the issuance of 4,000,000 shares to Mr. Welch under the March 31, 2003 agreement.  In connection with the Arrangement Agreement with Allied Gold, Nord Pacific, the other defendants and Nord Resources agreed to settle these and other claims, and on April 7, 2004 the New Brunswick proceeding was dismissed.  See Item 3 above.

Employment Agreement of Mr. Welch

Effective December 17, 2003, Mr. Welch entered into an executive employment agreement with the Company and one of its subsidiaries for a term ending December 31, 2004.  The employment agreement was a condition precedent to Allied Gold's entering into the Arrangement Agreement. Under the employment agreement, the Company employs Mr. Welch as the Chief Executive Officer and President, pays to him a salary of $11,760 per month, for an annual salary of $141,120, and pays benefits to him as in the past, including life and disability insurance at a cost of $312 per month, for an annual amount of $3,738, and a matching contribution to the Company's 401(k) Plan of $706 per month for an annual amount of $8,467. The Company has the right to terminate the employment of Mr. Welch upon giving one month's written notice. In that event, Mr. Welch is entitled to receive a lump sum payment of the equivalent of his base salary for the period of time remaining in the term of the agreement. This separation package is not paid for termination for cause or upon death or resignation. This new executive employment agreement also terminated the prior 2001 severance agreement which Mr. Welch had with the Company. The prior severance agreement provided the payment of salaries and benefits for three years in the event of termination of employment after a change in control. The employment agreement contains non-competition requirements on the part of Mr. Welch effective for one year following termination of his employment. Further, the employment agreement confirms the termination of the earlier retirement benefits agreement mentioned above.

No Option Grants in Last Fiscal Year

The Company did not grant any options to its executive officer or its directors during 2003.

Outstanding Options

No options were exercised by any of the Company's executive officer or directors during 2003.  The following table summarizes information with respect to the value of each person's unexercised stock options at December 31, 2003.

Fiscal Year End Option Values

	Number of Securities		In-the-Money
	Underlying Unexercised		Value of Unexercisable
	Options at Year End		Options at Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Welch	92,000(2)	0	0	0
Gregory H. Steemson	0	0	0	0
Lucile Lansing	20,000	0	0	0

(1)   The in-the-money value of unexercised options is equal to the excess of the per share market price of the Company's stock at December 31, 2003 of $0.09 over the per share exercise price multiplied by the number of unexercised option.

(2)    Of these options, 32,000 options expired in April, 2004.

Compensation of Directors

The standard compensation for its Company's directors is currently: $3,000 per month to the Chairman of the Board of Directors; and $2,000 per month to other directors who are not employees. Prior to January 1, 2004, the Company intended to pay its directors $500 per meeting plus $1,000 per calendar quarter. In addition, John Roberts, a director until February, 2004, was to be paid A$20,000 per year in fees as a consultant. The Company did not pay these fees from 2001 through 2003. In settlement of the amounts owed for these fees, the Company paid in January, 2004 $30,675 to Mr. Roberts and $10,250 to Ms. Lansing, which was one-half of the total fees owed. In addition, each of the Company's three directors (which included Mr. Welch and Ms. Lansing) received in December, 2002 400,000 shares of the Company's common stock in payment for past services. See the description of this matter above under "Summary Compensation Table."

ITEM 11:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following persons are the only persons known to the Company who as of April 10, 2004, owned beneficially more than 5% of the Company's common stock, its only class of outstanding voting securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Allied Gold Limited Unit 15, Level One 51-53 Kewdale Road Welshpool, Western Australia Australia	13,998,700(2)	40.2%

Nord Resources Corporation c/o Johnson Camp Mine 3048 Seven Dash Road Dragoon, Arizona	3,697,561(3)	11.8%

Mark R. Welch 2727 San Pedro, N.E., Suite 116 Albuquerque, New Mexico	4,472,800(4)	14.2%

(1)        Beneficial owners listed have sole voting and disposition power with respect to the shares shown unless otherwise indicated.

(2)       These shares consist of (1) 10,552,940 common shares which were acquired by Allied Gold upon the conversion of a convertible note issued under the Credit Facility Agreement with the Company and (2) 3,445,760 common shares issuable upon conversion of the principal amounts of a Series A convertible note and a Series B convertible note issued by the Company under such Credit Facility Agreement. As the Company borrows additional amounts under the Credit Facility Agreement, the beneficial ownership of Allied Gold will increase. Allied Gold has informed the Company that Allied Gold intends to convert these existing notes and accrued interest into common stock.

(3)       In addition, pursuant to a settlement agreement described in Item 3 above, Nord Resources will receive 1,400,000 of Allied Gold shares, if the Arrangement between the Company and Allied Gold is completed, to satisfy a debt of A$280,000 owed to Nord Resources by the Company as part of the December, 2003 settlement agreement.

(4)        These shares consist of 4,000,000 shares held in a retirement trust for the benefit of Mr. Welch and his wife, 412,800 shares held by Mr. Welch and 60,000 shares underlying exercisable stock options granted by the Company to Mr. Welch.

The following table shows as of April 10, 2004, the shares of the Company's common stock beneficially owned by each director and executive officer of the Company and the shares beneficially owned by all of the directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Mark R. Welch	4,472,800(2)	14.2%
Gregory H. Steemson	-0-(3)	-%
Lucile Lansing	420,000(4)	1.3%
All directors and executive officers as a Group (three persons)	4,892,800(5)	15.5%

(1)       Beneficial owners listed have sole voting and disposition power with respect to the shares shown unless otherwise indicated.

(2)       For information regarding the beneficial ownership of shares by Mr. Welch, see Note 4 under the table above regarding 5% or more beneficial owners.

(3)        Mr. Steemson was formerly a managing director of Allied Gold and was nominated to the Board of the Company by Allied Gold in accordance with provisions in the Credit Facility Agreement between the Company and Allied Gold. Mr. Steemson disclaims beneficial ownership of shares owned by Allied Gold as set forth in the table above concerning 5% or more beneficial owners.

(4)       These shares consist of 400,000 shares owned by Ms. Lansing and 16,000 shares underlying exercisable stock options granted by the Company to Ms. Lansing.

(5)        For information regarding the beneficial ownership of these shares, see the notes above and notes to the table above concerning 5% or more beneficial owners.

For information regarding an Arrangement Agreement and Credit Facility Agreement of the Company with Allied Gold, please see Item 1 above. Under the Credit Facility Agreement, Allied Gold committed to loan to the Company up to US$2,400,000 and may, at its option, loan up to an additional US$3,000,000.

On January 14, 2004, Allied Gold loaned US$527,647 to Nord Pacific in return for a Series A note as provided in the Credit Facility Agreement. On February 12, 2004, Allied Gold converted such note into 10,552,940 common shares representing approximately 33.6% of the outstanding shares of common stock of Nord Pacific.

In February, 2004, John B. Roberts voluntarily stepped down as a director and chairman of Nord Pacific.  Gregory H. Steemson replaced Mr. Roberts on the Board of Nord Pacific and as chairman of Nord Pacific.  Mr. Steemson was nominated to the Board by Allied Gold.  At that time, Mr. Steemson resigned as managing director of Allied Gold.  (This information regarding Mr. Steemson is based upon a Schedule 13D filed by Allied Gold with the Securities and Exchange Commission.)

On March 9, 2004, Nord Pacific obtained an additional loan under the credit facility agreement in the amount of US$272,223, of which US$72,353 is represented by a Series A note and US$199,870 is represented by a Series B note. The principal of these two notes are convertible in the aggregate into 3,445,760 shares of common stock. If Allied so converted these principal amounts, it would own a total of 40.2% of the then outstanding common shares of Nord Pacific. The Company has been informed by Allied Gold that it intends to convert the notes currently held by it and accrued interest into common stock of the Company.

According to the Schedule 13D of Allied Gold, funds used in the acquisition of the notes came from Allied Gold's working capital.

These transactions and events may be viewed as resulting in a change of control of Nord Pacific from the public and Board of Directors of Nord Pacific to Allied Gold. Additional loans by Allied Gold under the Credit Facility Agreement will increase the number of Company shares which Allied Gold may acquire. When and if Allied Gold acquires shares and conversion rights to 50% of the shares of Nord Pacific, Allied Gold will be entitled to replace another director on Nord Pacific's Board of Directors.

For information on stock plans of Nord Pacific, please see Item 5 above.

ITEM 12:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions in which Nord Pacific or its subsidiaries have engaged during the last two years, or propose to engage, with the Company's executive officer, any director or any 5% or more beneficial owner of Nord Pacific shares are described elsewhere in this Report.  These transactions include an employment agreement dated December 17, 2003 with Mr. Welch; an agreement of March 2003 under which 4,000,000 shares were issued to Mr. Welch for termination of a retirement benefits agreement; the issuance of 400,000 shares to each of the directors in December 2002 for past services; the settlement agreement dated December 19, 2003 concerning legal proceedings with claims by and against Nord Resources; and the Arrangement Agreement and Credit Facility Agreement with Allied Gold (Allied Gold was not a 5% or more beneficial owner of the Company's shares prior to these Agreements).

Allied Gold, Nord Resources and Mr. Welch may be considered "parents" of Nord Pacific, meaning an affiliate which directly or indirectly controls Nord Pacific.  Each of these persons is more than a 10% beneficial owner of the Company's shares.  See Item 11 above.  Allied Gold also is a party to significant agreements with the Company as described in Item 1 above.  Mr. Welch is the Chief Executive Officer and President of the Company and a director.

ITEM 13:       EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

Exhibit No.	Document
3.1	Registrant's Articles of Continuance [Incorporation] under Section 126 of the New Brunswick Business Corporations Act filed September 30, 1998.
3.2	Registrant's Amended By-laws Adopted Pursuant to the New Brunswick Business Corporations Act on November 10, 1998, as amended on November 12, 2002.
10.1

Simberi Mining and Tabar Exploration Joint Venture Agreement dated November 29, 2002 among the Registrant, Nord Australex Nominees (PNG) Limited, Simberi Gold Company Limited and PGM Ventures Corporation; also as part of annexures to this Joint Venture Agreement, the Mining Lease (ML 136) for land on Simberi Island and Exploration License No. 609 concerning the Tabar Islands.

10.2	Amendment dated January 27, 2003 to Simberi Mining and Tabar Exploration Joint Venture dated November 29, 2002.
10.3	Deeds of Agreement for Simberi Mining Joint Venture and Tabar Exploration Joint Venture.
10.4	Deed of Cross Charge dated December 13, 2002 for Simberi Mining and Tabar Exploration Joint Venture.
10.5

Arrangement Agreement, dated December 20, 2003 between Allied Gold Limited and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Commission on December 23, 2003.

10.6

Credit Facility Agreement dated December 20, 2003 between Allied Gold Limited and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Commission on December 23, 2003.

10.7

Executive Employment Agreement dated December 17, 2003 between the Registrant (and its wholly owned subsidiary Hicor Corporation) and Mark R. Welch.  Incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Commission on December 23, 2003.

10.8

Form of Support Agreement Dated December 20, 2003 between Allied Gold Limited and each of Nord Resources Corporation, Mark R. Welch, John B. Roberts, Lucile Lansing and Trustee of Retirement Trust for the benefit of Mark R. and Sharon S. Welch, incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed with the Commission on December 23, 2003.

10.9	Settlement Agreement dated as of December 19, 2003 among the Registrant and Nord Resources Corporation et al.
10.10

Agreement dated March 31, 2003 between Mark R. Welch, Hicor Corporation and the Registrant pursuant to which Mr. Welch converted his unfunded Retirements Benefit Agreement dated November 20, 2001 into shares of the Registrant's common stock, incorporated by reference to Exhibit 99 of the Registrant's Form 8-K filed with the Commission on April 4, 2003.

10.11

Form of stock option dated January 11, 1991, as amended pursuant to which Mark R. Welch and Lucile Lansing hold options to purchase shares of the Registrant's common stock, incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement (File No. 0335172) filed with the Commission on September 8, 1992.

10.12

Settlement Agreement dated October 29, 2001 among the Registrant, Hicor Corporation (a wholly owned subsidiary of the Registrant) and W. Pierce Carson") (and his spouse, collectively "Carson") pursuant to which Carson will receive 1,431,282 shares (subject to normal anti-dilution provisions) on or before February 1, 2005.

10.13

Form of Stock Option Agreement dated September 25, 1998 pursuant to which Mark R. Welch and Lucile Lansing hold options to purchase shares of the Registrant's common stock, incorporated by reference to Exhibit 4.1 of Form S-8 registration statement (File No. 333-65167) filed with the Commission on October 1, 1998.

13	Letter on change in certifying accountant, incorporated by reference to Exhibit 10.47 of the Registrant's Form 8-K filed with the Commission on July 3, 2003.
21	List of Subsidiaries of the Company.
23	Consent of Stark Winter Schenkein & Co., LLP.
31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.
99	Form 8-KA filed by the Registrant with the Commission on July 3, 2003 with respect to the termination of its relationship with KPMG LLP as the Registrant's public accountant.

            (b)        Reports on Form 8-K.

                        The following reports were filed by Nord Pacific on Form 8-K during the quarter ended December 31, 2003:

A report filed on December 23, 2003 regarding Item 4, Changes in Registrant's Certifying Accountant, Item 5, Other Events and Item 7, Exhibits.

ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Stark Winter Schenkein & Co., LLP ("SWS") has been selected by the Board of Directors of the Company as the Company's independent auditor for the year ended December 31, 2003.

Disclosure of Auditor Fees

The following is a description of the fees billed to the Company by its independent auditor for each of the last two years (2002 and 2003) for professional services rendered by the independent auditor for the audit of financial statements for those years or other matters.  Because of a lack of funds, Nord Pacific did not request any services for 2002 and 2003 from KPMG prior to terminating the Company's relationship with KPMG in 2003 and has not requested any services of SWS other than services relating to the audit of the Company's financial statements for this Report. The fees shown for SWS include services regarding the audit of the Company's financial statements for the year ended December 31, 2003 and 2002 for this Report and are an estimated amount.

	KPMG LLP		SWS
Audit and Non-Audit Fees	2002	2003	2003
Audit fees	$ -	$ -	$70,000
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	-	-	$70,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORD PACIFIC LIMITED

By:                   /s/ Mark R. Welch

Mark R. Welch, President and Chief Executive Officer,

and Chief Operating Officer (Principal Executive
Officer and Principal Financial Officer)

Date:  April 14, 2004

                        and

By:                   /s/ Kevin M. Smith

            Kevin M. Smith, Acting Controller

            (Principal Accounting Officer)

            Date:  April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

By:                   /s/ Mark R. Welch

Mark R. Welch, Director

Date:  April 14, 2004

By:                   /s/ Lucile Lansing

Lucile Lansing, Director

Date:  April 14, 2004

By:                   Gregory H. Steemson

Gregory H. Steemson, Director

Date:  April 14, 2004