Form 10QSB
period 2004-03-31
NORD PACIFIC LIMITED
filed 2004-05-24
CIK 843296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------
                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-19182
                                               ---------

                              Nord Pacific Limited
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    New Brunswick, Canada                            Not Applicable
-----------------------------               -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               2727 San Pedro, N.E.
           Albuquerque, New Mexico                                       87110
--------------------------------------------                           ---------
(Address of principal executive officers)                             (Zip Code)


       Registrant's telephone number, including area code  (505) 872-2470
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
                                          YES             NO   X
                                              ----           -----

The number of shares of Nord Pacific's common stock outstanding as of May 12, 2004 was 37,172,344.

                              NORD PACIFIC LIMITED

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION:

     ITEM 1.  Consolidated Financial Statements:

                  Balance Sheet  - March 31, 2004 (Unaudited)           3-4

                  Statements of Operations - Three
                  Months ended March 31, 2004
                  and 2003 (Unaudited)                                  5

                  Statements of Cash Flows -Three
                  Months ended March 31, 2004 and
                  2003 (Unaudited)                                      6

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                7


     ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                9-11

     ITEM 3.  Controls and Procedures                                  11

PART II. OTHER INFORMATION:

     ITEM 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                      12

     ITEM 6.  Exhibits and Reports on Form 8-K                         12

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                              NORD PACIFIC LIMITED
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


ASSETS

      CURRENT ASSETS:
            Cash and cash equivalents                        $  117
            Accounts receivable:
               Other including joint venture partner             35
                                                             ------

      TOTAL CURRENT ASSETS                                      152
                                                             ------

      PROPERTY, PLANT AND EQUIPMENT - at cost
            less accumulated depreciation                       136
                                                             ------

      DEFERRED EXPLORATION AND DEVELOPMENT COSTS                980
                                                             ------

                                                             $1,268



          See accompanying notes to consolidated financial statements.

                              NORD PACIFIC LIMITED
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


LIABILITIES AND SHAREHOLDERS' (DEFICIT)

    CURRENT LIABILITIES:
          Accounts payable:
             Trade                                         $    244
             Affiliates                                           3
          Accrued expenses                                       67
                                                           --------


          TOTAL CURRENT LIABILITIES                             314
                                                           --------

    LONG-TERM LIABILITIES:
          Long-term debt                                        482
          Retirement benefits                                    94
                                                           --------

          TOTAL LONG-TERM LIABILITIES                           576
                                                           --------

    TOTAL LIABILITIES                                           890
                                                           --------

    MINORITY INTEREST                                         1,406
                                                           --------

    SHAREHOLDERS' (DEFICIT):
          Common shares, no par value; unlimited authorized 48,005 shares, 31,391,610 shares issued and outstanding
          Accumulated (deficit)                             (49,702)
          Foreign currency translation adjustment               669
                                                           --------

          TOTAL SHAREHOLDERS' (DEFICIT)                      (1,028)
                                                           --------

                                                            $ 1,268


          See accompanying notes to consolidated financial statements.

                              NORD PACIFIC LIMITED
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
            (In Thousands of U.S. Dollars, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------

SALES                                            $        --     $        --
                                                 ------------    ------------

COSTS AND EXPENSES:
         Cost of exploration                               51              (2)
         General and administrative                       402             228
                                                 ------------    ------------

TOTAL COSTS AND EXPENSES                                  453             226
                                                 ------------    ------------

OPERATING (LOSS)                                         (453)           (226)
                                                 ------------    ------------

OTHER INCOME (EXPENSE):
      Interest and other income (expense), net            --                3
      Interest expense                                     (2)             (1)
      Foreign currency transaction (loss)                 (19)             (3)
                                                 ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                              (21)             (1)

MINORITY INTEREST IN OPERATIONS                            94              18
                                                 ------------    ------------

(LOSS) BEFORE INCOME TAXES                               (380)           (209)
                                                 ------------    ------------

INCOME TAXES                                              --              --
                                                 ------------    ------------
NET (LOSS)                                       $       (380)   $       (209)
                                                 ============    ============


BASIC AND DILUTED (LOSS) PER SHARE               $      (0.01)   $      (0.01)
                                                 ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                              26,405,056      16,883,114
                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                              NORD PACIFIC LIMITED
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                         (In Thousands of U.S. Dollars)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2004      2003
                                                            -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                            $  (380)   $  (209)
      Depreciation and amortization                               5          6
      Provision for retirement benefits                           1       --
      Minority interest share of (loss)                         (94)       (18)
      Changes in non-cash working capital
            Accounts receivable                                 (21)         3
            Other assets                                         (5)        (3)
            Prepaid expenses                                     --         (6)
            Accounts Payable                                   (237)       (31)
            Accrued expenses and other liabilities              (78)        28
                                                            -------    -------
                Net cash (used in)  operating activities       (809)      (230)
                                                            -------    -------

INVESTING ACTIVITIES:
      Investment in Simberi Joint Venture by
        minority interest partner                               139        260
      Deferred exploration and development costs               --           (8)
      Capital expenditures                                     --           (4)
                                                            -------    -------

      Net cash provided by investing activities                 139        248
                                                            -------    -------

FINANCING ACTIVITIES:
      Proceeds from  long-term debt                             775       --
                                                            -------    -------

               Net cash provided by financing activities        775       --
                                                            -------    -------

                   INCREASE IN CASH AND CASH EQUIVALENTS        105         18

CASH AND CASH EQUIVALENTS - beginning of period                  12         72
                                                            -------    -------

CASH AND CASH EQUIVALENTS - end of period                   $   117    $    90
                                                            =======    =======

Cash paid for interest                                      $     2    $    61
                                                            =======    =======

          See accompanying notes to consolidated financial statements.

                      NORD PACIFIC LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


A.   FINANCIAL STATEMENTS OF NORD PACIFIC LIMITED (the "Company")
     ------------------------------------------------------------

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position and results of operations for the interim periods presented have been made. The results shown for the first quarter of 2004 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Per Share Amounts: Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and warrants outstanding. For the periods ended March 31, 2003 and 2004, the assumed exercise of options and warrants was antidilutive and therefore not included in the weighted average shares computation.


B.   LONG-TERM DEBT
     --------------

Allied Gold and Nord Pacific Limited ("Nord") have entered into an agreement to combine the two companies through an arrangement under New Brunswick law. Nord Pacific and Allied Gold also entered into a Credit Facility Agreement under which Allied Gold has agreed to loan up to $5.4 million ($2.4 million committed and $3.0 million at Allied Gold's option) to Nord Pacific to fund its share of Simberi Mining Joint Venture capital requirements and to fund ongoing corporate costs prior to completion of the Plan of Arrangement. The notes issued for loans under the agreement bear interest at LIBOR plus 2% and mature on December 31, 2005. The notes are convertible, at Allied Gold's option, into Nord Pacific common stock at increasing prices per share. The initial $600,000 (all of which has already been advanced) was convertible at a price of $0.05 per share, the next $1,800,000 (of which $199,870 has been advanced through March 31, 2004) at $0.10 per share, the next $1,000,000 at $0.15 per share, the next $1,000,000 at $0.20 per share and the last $1,000,000 at $0.25 per share.

On January 14, 2004 Allied Gold loaned the Company $502,647 for a Series A Convertible Note pursuant to the Credit Facility Agreement. (See Note C) On March 9, 2004, Allied Gold loaned $72,353 in return for a Series A Convertible Note and $199,870 for a Series B Convertible Note pursuant to the Credit Facility Agreement, for a total of $272,223. The Series A Note was convertible into Nord shares at the rate of $0.05 per share or 1,447,060 shares. The Series B Note was convertible into Nord shares at the rate of $0.10 per share or 1,998,700 shares.

                      NORD PACIFIC LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



C.   SHAREHOLDERS' (DEFICIT)
     -----------------------

In January 2004, Allied Gold exercised its right to convert the Series A Convertible Note of $527,647 into 10,552,940 fully paid common shares of Nord Pacific Limited (Nord).

D.   SUBSEQUENT EVENTS
     -----------------

On April 27, 2004, Nord Pacific received its third advance under the credit facility with Allied Gold Limited. The third advance was in the amount of $275,922 and was received in exchange for Series B convertible notes of Nord Pacific.

On April 30, 2004, the Company cancelled 100,000 shares of stock previously issued to a consultant on January 8, 2003 as incentive shares for past services. The common stock was returned to the Company at his request for no consideration. The consultant, subsequent to his work for the Company, took a job with an independent engineering and geological consulting firm, and he believed he should not hold any stock in the Company if he were called upon to do independent technical work involving the Company.

On May 5, 2004, Allied Gold converted Series A and Series B convertible notes in the principal amount of $272,223 into 3,445,760 common shares of Nord Pacific. On May 11, 2004, Allied Gold converted $243,495 of Series B convertible notes into 2,434,950 common shares of Nord Pacific. With these conversions, Allied Gold became the largest shareholder of Nord Pacific with 16,433,650 shares in the aggregate representing 44.2% of the outstanding 37,172,344 common shares.

As of May 11, 2004, after conversion of the notes described above, Nord Pacific has outstanding under the credit facility agreement with Allied Gold a total of $32,427. Nord Pacific contemplates the need to borrow additional amounts under the credit facility agreement to continue funding capital requirements of the joint ventures and ongoing corporate costs.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The following discussion should be read in connection with the Company's financial statements and notes hereto. Information discussed in this Report includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in forward looking statements. These risks include completion of the plan of arrangement with Allied Gold, the Company's dependence on external financing because it has no revenues, risks inherent in new and existing mining operations, political risks of Papua New Guinea, the effects of any substantial or extended decline in gold prices, the possibility of increased costs for the proposed Simberi Oxide Gold Project, currency fluctuations, and other risks, which are described in Item 3, Property, of Nord Pacific's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     Overview

     Nord Pacific recorded a net loss of $380,000 for the quarter ended March 31, 2004 compared to a net loss of $209,000 for the quarter ended March 31, 2003. General and administrative expenses increased for the quarter ended March 31, 2004 to $402,000 from $228,000 for the quarter ended March 31, 2003, and this increase is the primary reason for the higher loss in the first quarter of 2004 compared to the same period in 2003.

     Liquidity

     The Company's plan of operations for the next 12 months is to continue funding its equity obligations for the Simberi Mining Joint Venture from outside sources and to complete the proposed Arrangement with Allied Gold. The Company intends to obtain this funding, which is also used to support the administrative operations of the Company, under the existing Credit Facility Agreement with Allied Gold. This Credit Facility Agreement was described in Item 1, Business, of Nord Pacific's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The Company anticipates that its cash needs for administrative operations from April 1, 2004 through March 31, 2005 will be approximately $600,000 and that equity funding for the Simberi Mining Joint Venture during those 12 months will be up to approximately $3,000,000. So long as the Company meets the conditions of the Credit Facility Agreement with Allied Gold, cash available under that facility should be sufficient for the Company's needs until the acquisition of the Company by Allied Gold is completed under the Arrangement Agreement in mid 2004, or beyond, if required.

     As of March 31, 2004, the Company had borrowed $799,870 under the Credit Facility Agreement with Allied Gold, Allied Gold had converted $527,647 of these borrowings into common stock of the Company, and borrowings of $272,223 remained outstanding under the Credit Facility Agreement. These borrowings of $272,223 were converted into 3,445,760 shares of common stock of the Company on May 5, 2004. As of May 11, 2004, the Company had borrowed an additional $275,922 under the Credit Facility Agreement with Allied Gold, and Allied Gold had converted $243,495 of this amount into 2,434,950 shares of common stock of the Company. As of May 11, 2004, the principal amount of $32,427 was outstanding under the Credit Facility Agreement.

     The Company does not have any active operations that generate revenue. The Simberi Mining Joint Venture with PGM Ventures Corporation ("PGM") proposes to develop the Simberi Oxide Gold Mining Project on Simberi Island in the Tabar Group of Papau New Guinea ("PNG") into an operating mine. The Company believes that it must complete the Arrangement with Allied Gold, or, should the Arrangement not go through, seek alternative financing in order to be able to continue operations and to develop Simberi Oxide Gold Mining Project.

     In April 2004, the Company conveyed its 20% carried interest in the Johnson Camp Mine (a copper mine near Dragoon, Arizona) as part of a settlement with Nord Resources Corporation. The settlement was signed in connection with the plan of arrangement with Allied Gold. Nord Pacific's carried interest in the mine did not have a value on the Company's balance sheet. The Company has no expected purchase or sale of any significant assets or any expected significant changes in the number of employees.

     The Company's cash position increased to $117,000 at March 31, 2004 from $12,000 at December 31, 2003. This increase is due to higher levels of borrowings under the Credit Facility Agreement, part of which have been converted into common shares.

     Cash used in operating activities was $808,000 for the first quarter of 2004 compared to $230,000 in the first quarter of 2003. The change in the current year was primarily the result of the increased expenditures at the Simberi Mining Joint Venture and from the Company's efforts to maintain corporate viability, reduce accrued liabilities, and complete the Arrangement with Allied Gold.

     The Company's joint venture partner, PGM Ventures, has advised that it has met its obligation of expending $1.5 million on Simberi Project predevelopment activities, including corporate maintenance requirements, in order to earn a 50% interest in the Simberi Mining Lease, ML 136. This cash infusion supported the efforts to continue operations in PNG, Australia and North America. Subject to audit confirmation of the expenditures, it appears that PGM has earned its 50% interest in the Mining Lease.

     Results of Operations

     The Company recorded a net loss of $380,000 for the quarter ended March 31, 2004 compared to a net loss of $209,000 for the quarter ended March 31, 2003. Of this loss in the first quarter of 2004, $243,000 was directly related to expenses incurred during 2003 to remain an operating entity. No revenue has been generated since the sale of the Girilambone copper mine joint venture in March 2002.

     General exploration expenses in 2004 and 2003 included expenses from the Simberi Mining Joint Venture for camp provisions, contract labor, field supplies, fuel, maintenance, repairs, and medical expenses. General exploration expenses increased to $51,000 in the first quarter of 2004 compared to a credit from exploration costs of $2,000 in the first quarter of 2003. This increase was the result of additional expenditures in the Simberi Mining Joint Venture paid from capital contributions specifically designated to bring the exploration site up to local standards.

     General and administrative (G & A) expenses in 2004 and 2003 included compensation of officers and employees, director's fees, legal fees, accounting fees, office rental, supplies, and other administrative and management costs. G & A increased for the quarter ended March 31, 2004 to $402,000 from $228,000 in the first quarter of 2003. This increase was primarily due to legal expenses of $137,000 in 2004 compared to $41,000 in 2003. Legal and accounting fees were incurred to defend litigation (regarding an attempt by PGM to become a party to a lawsuit in New Brunswick and challenge the proposed arrangement with Allied
Gold), to file reports with the Securities and Exchange Commission including the Company's annual report for the year ended December 31, 2003, and to work on the completion of the Arrangement with Allied Gold Limited.

     Salaries to employees and contract employees increased from $108,000 in the first quarter of 2003 to $132,000 in the first quarter of 2004. G&A expenses in the first quarters of 2004 and 2003 included the Simberi Mining Joint Venture's G&A expenses consolidated by Nord Pacific totaling $122,188 and $70,482, respectively.

     In the first quarter of 2004, the Company consolidated the operations of Simberi Mining Joint Venture based on a 50% interest in the joint venture. The Company's interest of 50% is based on PGM having a 50% interest in the joint venture, which is subject to an audit confirmation of expenditures made by PGM. PGM's claimed 50% share of the operating loss of the joint venture is shown as minority interest in operations of $94,000 in the consolidated statement of operations and their minority interest in the joint venture is shown as minority interest of $1,406,000 on the consolidated balance sheet.

     Other
     -----

     For information regarding the conversions on May 5 and 11, 2004 by Allied Gold of additional Series A and Series B convertible notes into common shares of Nord Pacific, please see Note D of the Notes to the Financial Statements in this report. Nord Pacific contemplates the need to borrow additional amounts under the credit facility agreement to continue funding capital requirements of the joint ventures and ongoing corporate costs.

ITEM 3. CONTROLS AND PROCEDURES.
        -----------------------

     As of March 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of Mr. Welch who is the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2004. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

     During the first quarter of 2004, the Company issued 10,552,940 shares of common stock to Allied Gold upon the conversion of Series A notes. The Series A notes were issued to Allied Gold under the Credit Facility Agreement. There were no underwriting discounts or commissions in connection with the conversion. Nord Pacific believes these transactions were exempt from securities registration under the exemption afforded for non-public offerings pursuant to Section 4(2) of the Securities Act of 1933.

     On April 30, 2004, the Company cancelled 100,000 shares of stock previously issued to a consultant on January 8, 2003 as incentive shares for past services. The common stock was returned to the Company, for cancellation, at his request and at no charge. The consultant, subsequent to his work for the Company, took a job with an independent engineering and geological consulting firm, and he believed he should not hold any stock in the Company if he were called upon to do independent technical work involving the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits.

---------           ------------------------------------------------------------
  Exhibit No.                            Document

---------           ------------------------------------------------------------
   2.1              Arrangement  Agreement,  dated  December  20,  2003  between
                    Allied Gold  Limited  and the  Registrant,  incorporated  by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Commission on December 23, 2003.
---------           ------------------------------------------------------------
   3.1              Registrant's  Articles of Continuance  [Incorporation] under
                    Section 126 of the New Brunswick  Business  Corporations Act
                    filed  September  30,  1998,  incorporated  by  reference to
                    Exhibit 3.1 of Nord  Pacific's Form 10-K Report for the year ended December 31, 2003.
---------           ------------------------------------------------------------
   3.2              Registrant's  Amended  By-laws  Adopted  Pursuant to the New
                    Brunswick Business Corporations Act on November 10, 1998, as
                    amended on November 12, 2002,  incorporated  by reference to
                    Exhibit 3.2 of Nord  Pacific's Form 10-K Report for the year ended December 31, 2003.
---------           ------------------------------------------------------------
    31              Rule 13a-14(a) Certification.
---------           ------------------------------------------------------------
    32              Section 1350 Certification.
---------           ------------------------------------------------------------

     (b) Reports on Form 8-K.

     The following reports were filed by Nord Pacific on Form 8-K during the quarter ended March 31, 2004:

          A report filed on March 17, 2004 regarding Item 1, Changes in Control of Registrant, Item 5, Other Events, and Item 7, Exhibits.

          A report filed on March 25, 2004 regarding Item 5, Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORD PACIFIC LIMITED



May 24, 2004                        By:              /s/  Mark R. Welch
                                             -----------------------------------
                                             Mark R. Welch
                                             President, Chief Executive Officer
                                             Chief Operating Officer
                                             (Principal Executive Officer)
                                             (Principal Financial Officer)


                                    By               /s/  Kevin M. Smith
                                             -----------------------------------
                                             Kevin M. Smith
                                             Acting Controller
                                             (Principal Accounting Officer)